Form 10-Q
period 1996-03-31
WAHLCO ENVIRONMENTAL SYSTEMS INC
filed 1996-05-15
CIK 861184

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q



[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996

                                       or

[  ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934

     For the transition period from               to

                       Commission File Number:  1-10478

                      WAHLCO ENVIRONMENTAL SYSTEMS, INC.
           (Exact name of registrant as specified in its charter)

          DELAWARE                                        33-0391175
(State or other jurisdiction of                        (I.R.S. Employer
 incorporation or organization)                       Identification No.)


                         3600 West Segerstrom Avenue
                         Santa Ana, California  92704
            (Address of principal executive offices and zip code)

      Registrant's Telephone Number, including area code:  (714) 979-7300

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes  X  No
                                      ---    ---

The number of shares of common stock outstanding at April 28, 1996 was 17,649,000 shares.

                                   1 of 15

PART I. Financial Information

ITEM I. Financial Statements

                      WAHLCO ENVIRONMENTAL SYSTEMS, INC.
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)
                                 (Unaudited)



                                              THREE MONTHS ENDED
                                                   MARCH 31,
                                               1996        1995
                                              -------     -------
REVENUES:
  Product sales                               $11,634     $13,638
  Rental and service                            1,754       2,270
                                              -------     -------
                                               13,388      15,908
                                              -------     -------
COSTS AND EXPENSES:
  Cost of revenues:
    Product sales                               9,210      10,369
    Rental and service                          1,366       1,828
  Selling, general and administrative           3,835       3,524
  Goodwill amortization                            --          33
                                              -------     -------
                                               14,411      15,754
                                              -------     -------
Operating income (loss)                        (1,023)        154
                                              -------     -------
OTHER INCOME (EXPENSE):
  Interest and other income                       114          31
  Interest and other expense                     (375)       (677)
                                              -------     -------
                                                 (261)       (646)
                                              -------     -------

Loss before income taxes                       (1,284)       (492)
Provision (benefit) for income taxes             (474)         25
                                              -------     -------

Net loss                                      $  (810)    $  (517)
                                              =======     =======

Net loss per share                            $ (0.05)    $ (0.03)
                                              =======     =======

Average common shares outstanding              17,649      17,649
                                              =======     =======

See notes to condensed consolidated financial statements.

                                   2 of 15

                      WAHLCO ENVIRONMENTAL SYSTEMS, INC.
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                                (IN THOUSANDS)


                                                     MARCH 31,     DECEMBER 31,
                                                     ---------     ------------
                                                        1996           1995
                                                     ---------     -----------
                                                    (UNAUDITED)
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                          $  3,150        $  3,840
  Restricted cash and cash equivalents                    488           1,307
  Accounts receivable                                  13,273          15,935
  Cost and estimated earnings in excess of
    billings on uncompleted contracts                   5,898           6,839
  Inventories                                           8,432           8,711
  Other current assets                                  1,589           1,580
                                                     --------        --------
  TOTAL CURRENT ASSETS                                 32,830          38,212

Property, plant and equipment, net                      5,657           5,921
Other assets                                            2,346           2,386
                                                     --------        --------
                                                     $ 40,833        $ 46,519
                                                     ========        ========
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Notes payable                                      $  2,858        $  2,744
  Accounts payable                                      6,486           8,932
  Accrued payroll and payroll related liabilities       1,952           1,944
  Billings in excess of costs and estimated
    earnings on uncompleted contracts                   1,888           2,376
  Current portion of long-term debt                       210             204
  Taxes payable                                           286             391
  Other accrued liabilities                             7,399           8,908
                                                     --------        --------
  TOTAL CURRENT LIABILITIES                            21,079          25,499

Long-term debt                                          8,114           7,948
Other liabilities                                       3,666           3,689
Deferred income taxes                                   1,543           2,016

Commitments and contingencies

STOCKHOLDERS' EQUITY:
  Common stock                                            176             176
  Capital in excess of par value                       90,534          90,534
  Accumulated deficit                                 (81,685)        (80,875)
  Foreign currency translation adjustment              (2,594)         (2,468)
                                                     --------        --------
TOTAL STOCKHOLDERS' EQUITY                              6,431           7,367
                                                     --------        --------
                                                     $ 40,833        $ 46,519
                                                     ========        ========

See notes to condensed consolidated financial statements.

                                   3 of 15

                      WAHLCO ENVIRONMENTAL SYSTEMS, INC.
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)
                                  (UNAUDITED)

                                                                     THREE MONTHS ENDED
                                                                          MARCH 31,
                                                                     1996         1995
                                                                    -------      -------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                          $  (810)     $  (517)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
    Depreciation and amortization                                       379          440
    Deferred income taxes                                              (472)          (7)
    (Gain) loss on sale of fixed assets                                 (16)          17
    Changes in operating assets and operating liabilities:
      Accounts receivable                                             2,589        1,257
      Refundable income taxes                                            --          920
      Costs and estimated earnings in excess of
        billings on uncompleted contracts                               897       (1,744)
      Inventories                                                       257         (791)
      Other current assets                                              (17)         199
      Accounts payable and accrued liabilities                       (3,903)      (1,319)
      Billings in excess of costs and estimated earnings
        on uncompleted contracts                                       (479)        (244)
      Income taxes payable                                             (105)         344
                                                                    -------      -------
      NET CASH USED IN OPERATING ACTIVITIES                          (1,680)      (1,445)
                                                                    -------      -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property, plant and equipment                            (100)        (206)
  Proceeds from dispositions of property, plant and equipment            26           19
  Change in other assets                                                  7          248
                                                                    -------      -------
      NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES               (67)          61
                                                                    -------      -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Advances from WES Acquisition Corp.                                   223           --
  Borrowings on notes payable                                           115           --
  Borrowings on long-term debt                                           --           83
  Payments on long-term debt                                            (52)          --
  Advances from Pacific Diversified Capital Company                      --          207
                                                                    -------      -------
      NET CASH PROVIDED BY FINANCING ACTIVITIES                         286          290
                                                                    -------      -------
Effect of exchange rate changes on cash                                 (48)         (47)
                                                                    -------      -------
Net decrease in cash and cash equivalents                            (1,509)      (1,141)
Cash and cash equivalents, beginning of period                        5,147        7,121
                                                                    -------      -------
Cash and cash equivalents, end of period                            $ 3,638      $ 5,980
                                                                    =======      =======
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid for (received from) income taxes                        $   107      $(1,250)
                                                                    =======      =======
  Cash paid for interest                                            $   122      $   420
                                                                    =======      =======

See notes to condensed consolidated financial statements.

                                   4 of 15

WAHLCO ENVIRONMENTAL SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.   BASIS OF PRESENTATION

     In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments necessary for a fair presentation of the consolidated financial position of the Company and the consolidated results of its operations for the three month periods ended March 31, 1996 and 1995. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and footnote information normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Results of operations for the period ended March 31, 1996 are not necessarily indicative of results to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

     The Company is 81 percent owned by WES Acquisition Corp. ("WESAC"), an affiliate of Wexford Capital Corporation. On May 15, 1995, WESAC entered into a purchase agreement with Pacific Diversified Capital Company ("PDC"), a wholly-owned subsidiary of San Diego Gas & Electric Company, providing for the purchase of PDC's 81% stock interest in the Company. The share acquisition received approval under the Hart-Scott-Rodino Antitrust Act on June 2, 1995 and the purchase of the stock interest was completed on June 6, 1995.

     Certain amounts in the 1995 condensed consolidated financial statements have been reclassified to conform with the 1996 presentation.

2.   INCOME TAXES

     The provision for income taxes during the interim periods reflects estimated effective tax rates for the full year. The effective rates are different than the Federal statutory rate principally due to losses from the Company's operations which cannot be utilized and from certain state taxes provided.

                                   5 of 15

     Prior to the acquisition by WESAC, the Company's U.S. operations were consolidated into the tax return of its 81% parent, PDC. A tax sharing agreement with PDC dated April 2, 1990, enabled the Company to receive tax benefits from its taxable losses. This tax sharing agreement between the Company and PDC terminated on the closing of the equity sale to Wexford, retroactive to January 1, 1995. The Company has not and is not expected to enter into a similar tax sharing arrangement with Wexford.

     With respect to WESAC's acquisition of PDC's shares, the buyer and seller agreed to jointly elect tax treatment for the transaction as similar to an asset acquisition under section 338(h)(10) of the tax code. Under this election, the allocation of the purchase price to the assets deemed purchased resulted in the recording of deferred tax liabilities. Buyer and seller agreed to cooperate in determining the allocation of the purchase price. Pending such agreement, the Company recorded deferred tax liabilities of $5.0 million, of which approximately $700 thousand was recorded in current liabilities. Such amounts are subject to adjustment following later agreement between the buyer and the seller.

     In connection with the WESAC acquisition, PDC contributed $20 million in debt to the capital of the Company. This resulted in an increase to stockholders' equity, net of deferred tax liabilities which were recorded, of approximately $14.9 million. In addition, the acquisition resulted in the write-off to equity of previously existing deferred tax assets of approximately $3.2 million.

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

3.   INVENTORIES

     Inventories consist of the following (in thousands):

                                  March 31,      December 31,
                                    1996             1995
                                 -----------     ------------
                                 (Unaudited)
     Raw materials                 $1,816           $1,910
     Work in process                6,422            6,579
     Finished goods                   194              222
                                   ------           ------
                                   $8,432           $8,711
                                   ======           ======

                                   6 of 15

4.   LONG-TERM DEBT

     Long-term debt consists of the following (in thousands):




                                                      March 31,     December 31,
                                                        1996            1995
                                                     -----------    ------------
                                                     (Unaudited)
     7.9525% note payable, due in fifty-
       one monthly installments of $19
       (principal and interest) through June
       2000, secured by related lease payments          $  832         $  874

     Secured term loan from WESAC,
       bearing interest at 13.0% and
       due May, 1998.                                    5,219          5,061

     Secured term loan from WESAC,
       bearing interest at 13.0% and
       due June, 1998.                                   2,152          2,087

     Other credit agreements                               121            130
                                                        ------         ------
                                                         8,324          8,152
     Less current portion                                 (210)          (204)
                                                        ------         ------
                                                        $8,114         $7,948
                                                        ======         ======

     On May 15, 1995, PDC entered into a purchase agreement with WESAC, pursuant to which WESAC purchased $4.9 million of the Company's outstanding debt to PDC, and PDC contributed to the capital of the Company the remaining approximately $20 million the Company owed to it. Pursuant to the same agreement, WESAC agreed to purchase PDC's 81 %
     stock interest in the Company.   The purchase of the stock interest was
     completed on June 6, 1995. (See note 1)

     Subsequent to the completion of the stock purchase, the Company and WESAC entered into a loan agreement under which WESAC provided the Company with a $2 million secured loan for ongoing working capital.

                                   7 of 15

     Under an agreement reached between the Company and WESAC on March 22, 1996, interest due and payable from WESAC is capitalized into the debt. This agreement commenced with interest due and payable for the fourth quarter of 1995 and extends through December 31, 1996. The above secured loan balances with WESAC include capitalized interest of $471 thousand as of March 31, 1996, under this agreement.

5.   CONTINGENCIES

     BESSEY VS. WAHLER LITIGATION:

     Since filing the Company's Form 10-K for the period ended December 31, 1995, the following material events have occurred with regard to the above-referenced litigation.

     In April of 1996, the Court of Appeal requested the parties to simultaneously submit letter briefs addressing a recent California Supreme Court case regarding attorney fees (HSU V. ABBARA (1995) 9 Cal 4th 863). The letter briefs were submitted to the Court of Appeal on or about May 3, 1996.

     SHARON STEEL CORPORATION VS. WAHLCO POWER PRODUCTS, INC.:

     Since the filing of the Company's Form 10-K for the period ended December 31, 1995, the following material events have occurred with regard to the above-referenced litigation.

     During the Pre-Trial Conference held on April 29, 1996, the Court set the case for trial on July 31, 1996. The trial is anticipated to take one to two days.

6.   STOCKHOLDERS' EQUITY

     Capital in excess of par value increased $11.5 million in June 1995, primarily reflecting the contribution by PDC of $20 million of debt to the capital of the Company and the recording of approximately $5 million in deferred tax liabilities in connection with the purchase by Wexford of PDC's 81% stock interest in the Company and the purchase of $4.9 million of the Company's outstanding debt to PDC.

     Capital in excess of par value decreased $3.2 million in the second quarter of 1995 due to the reduction in the carrying amount of net deferred tax assets (see note 2).

                                   8 of 15

7.   GOODWILL AND OTHER INTANGIBLE WRITE-DOWNS

     During 1995 and 1994, the Company evaluated the value of goodwill and intangibles, given intensifying competition and declining margins. As a result of this analysis, the Company wrote-off goodwill totaling $2.4 million during the fourth quarter of 1995, which represented the remaining goodwill at Wahlco, Inc. and Pentney of $1.8 million and $634 thousand, respectively. In 1994, the Company recorded write-downs of $50.4 million and $1.8 million of goodwill and other intangibles, respectively, during the quarter ended June 30, 1994. The write-down of goodwill consisted of $36.0 million associated with its Flue Gas Conditioning ("FGC") and staged nitrogen oxide removal system businesses and $14.4 million associated with its engineered products business. As of December 31, 1995, the Company had no goodwill remaining on the balance sheet.

     In March, 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121 ("FAS 121") which changed the method of valuing long-lived assets, whereby long-lived assets that are expected to be held and used in operations should be carried at the lower of costs or the fair value of the asset and long-lived assets to be disposed of should be reported at the lower of carrying amount or fair value less cost to sell. Subsequent to the write-off of goodwill in the fourth quarter of 1995, the Company adopted the provisions of FAS 121, effective December 31, 1995. No additional write downs of assets were required under FAS 121 in 1995 or in the first quarter of 1996. It is reasonably possible that the estimates used to determine the fair value of certain long-lived assets will change in the near term.

8.   SUBSEQUENT EVENT

     On May 1, 1996, the Company announced that it had completed negotiations with Silicon Valley Bank ("SVB") to revise the terms of its credit line. Under the renegotiated terms, SVB agreed to provide a $3.0 million line of credit, without covenants, to the Company through October 25, 1996. The Company's majority stockholder, WESAC, agreed to collateralize its guarantee of the Company's outstanding loan balance of $1.9 million.

     The terms of the line require that any additional principal and interest borrowings, up to the maximum of $3.0 million, also be collateralized by cash. WESAC stated that it will take steps to enable the Company to draw down the remaining funds available on the line if the Company's activities to restructure and refinance the business are proceeding in accordance with WESAC's expectations.

                                   9 of 15

ITEM 2.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with the consolidated financial statements and the notes thereto included in this Quarterly Report, and with the audited Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Form 10-K and Annual Report to the Stockholders for the fiscal year ended December 31, 1995.

The Company operates through several distinct subsidiaries which focus on specific products and/or geographical regions. These entities are coordinated through a common corporate management. The entities include:
Wahlco, Inc., which designs, manufactures and services equipment for the reduction and control of air pollution; Wahlco Engineered Products, Inc., which designs and manufactures dampers and expansion joints; Wahlco Engineered Products, Ltd. (U. K.), which designs and sells diverters and ducting; Wahlco Engineered Products, Pty. Ltd. (Australia), which provides heat exchangers and pressure vessels; Pentney Engineering Ltd. (U. K.), which provides precipitator refurbishment, mechanical plant installation, hydraulic equipment manufacturing, and general fabrication; and Teddington Bellows, which designs and manufactures metallic expansion joints.

The Company is 81 percent owned by WES Acquisition Corp. ("WESAC"), an affiliate of Wexford Capital Corporation. On May 15, 1995, Wexford entered into a purchase agreement with Pacific Diversified Capital Company (PDC), a wholly-owned subsidiary of San Diego Gas & Electric Company, providing for the purchase of PDC's 81 percent stock interest in the Company. The share acquisition received approval under the Hart-Scott-Rodino Antitrust Act on June 2, 1995 and the purchase of the stock interest was completed on June 6, 1995.

In June 1995, the Company formed a division under Wahlco, Inc. to identify and develop products designed for the destruction of volatile organic compounds ("VOCs"). In November 1995, the division signed a license agreement with LTG Lufttechnische GmbH ("LTG") to sell and manufacture a line of products for the reduction and control of VOCs in the United States, Canada and Mexico. LTG is located in Stuttgart, Germany and designs, manufactures and sells a broad line of catalytic and thermal VOC and odorant oxidizers. No orders had been taken for these products as of May 3, 1996.

In January 1996, the Company signed an agreement with Viking Water Systems, Inc., to license the design, manufacture, sale and installation of water purification systems including pre-treatment systems, reverse osmosis systems, and bottle washing, filling and capping equipment.

                                  10 of 15

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1996 VS. 1995

REVENUES - Revenues for the quarter ended March 31, 1996 of $13.5 million were $2.4 million, or 15%, below revenues of $15.9 million for the quarter ended March 31, 1995. Revenues from discontinued businesses totaled $0.4 million in the first quarter of 1996, compared to $1.9 million in the first quarter of 1995, and accounted for $1.5 million of the revenue decrease in the quarter to quarter comparison. Revenues from FGC systems and related products at Wahlco, Inc. of $2.8 million in the first quarter of 1996 were down $2.7 million from revenues for such products of $5.5 million reported in the first quarter of last year. The decrease in FGC system revenues was due to the absence of large contracts from domestic utilities which continue to postpone capital expenditure decisions. The U. S. electric utility industry is currently undergoing restructuring as a result of federal and state deregulation. WEP, Inc., in Maine, reported revenues of $3.9 million, up $1.8 million from revenues of $2.1 million reported in the comparable quarter of 1995. The increase was due to a large multi-unit diverter order from a domestic customer.

COST OF REVENUES - Cost of revenues totaled $10.5 million, or 79% of revenues, for the first quarter of 1996, compared to $12.2 million, or 77% of revenues, for the first quarter of 1995. Cost of revenues in the manufacturing of FGC systems was 72% of revenues for the first quarter of 1996 compared to 68% of revenues in the comparable quarter of 1995. The increase reflects lower margins on new contracts, as a result of the continuing weakness in the air pollution control industry, as well as increased levels of under absorbed factory overhead resulting from the reduced production volume.

SELLING, GENERAL AND ADMINISTRATIVE (SG&A) - SG&A expense of $3.8 million in the first quarter of 1996 increased $311 thousand over SG&A expense of $3.5 million in the first quarter of 1995. SG&A expense in the first quarter of 1995 was low due to $200 thousand of expenses charged to PDC in the first quarter of 1995 under an expense sharing agreement. SG&A expense in the first quarter of 1996 included additional costs related to the marketing of products from the VOC division and from the sale of water purification systems and equipment.

INCOME TAXES - The income tax benefit of $474 thousand in the first quarter of 1996 represents tax benefits derived from taxable domestic losses in the quarter. The Company had previously recorded deferred tax liabilities which enabled the Company to take tax benefits subsequent to the purchase of the stock interest by WESAC. (See note 2)

In the first quarter of 1995, the Company was unable to provide a tax benefit against losses since an amendment to the tax sharing agreement between the Company and PDC restricted reimbursement of tax benefits effective December 31, 1994. This agreement terminated on the closing of the equity sale to Wexford.

                                  11 of 15

NET LOSS - The net loss of $810 thousand for the first quarter of 1996 was $293 thousand higher than the net loss of $517 thousand reported for the first quarter of 1995. The increased loss was primarily a result of the above mentioned factors, partially offset by the tax benefit in the quarter just ended compared to a small tax provision in the first quarter of last year.

BACKLOG

Backlog, defined as work for which the Company has entered into a signed agreement or has received a requisition or purchase order, totaled $15.1 million at March 31, 1996, compared to $30.3 million at March 31, 1995 and $20.6 million at December 31, 1995. Approximately $1.3 million of the backlog at March 31, 1996 is scheduled for delivery after December 31, 1996. FGC equipment orders represented $3.6 million of the backlog at March 31, 1996, compared to approximately $6.2 million at March 31, 1995. FGC orders accounted for $4.9 million of the backlog at December 31, 1995.

The Company's backlog, revenues and earnings from year to year may be substantially affected by whether the Company has received one or more significant orders and by fluctuations in foreign currencies. The Company's major customers have historically changed from year to year because, once the Company's products have been installed, they can operate for many years without the need for replacement.

LIQUIDITY AND CAPITAL RESOURCES

The Company had a positive working capital position of $11.8 million at March 31, 1996, compared to a working capital position of $12.7 million at December 31, 1995.

In connection with the transaction between PDC and WESAC, WESAC provided the Company with a working capital commitment pursuant to which WESAC agreed to provide a secured three-year loan. On July 28, 1995, the Company and Wexford finalized the loan agreement under which Wexford provided a $3 million secured three-year loan to satisfy the Company's immediate working capital requirements. The Company had drawn $2.0 million against this loan as of December 31, 1995 and March 31, 1996.

On October 26, 1995, the Company entered into a loan and security agreement with Silicon Valley Bank ("SVB") under which SVB provided the Company with a $4.0 million working capital loan through September 1996. Working capital draws by the Company under this facility are guaranteed by WESAC, up to the limit of the line. Borrowings under the loan totaled $1.7 million at March 31, 1996 and were collateralized by current assets and backlog. SVB also had provided cash collateral of $0.2 million for a letter of credit under this loan arrangement. As of March 31, 1996, the Company was in default of several of the operating covenants of the facility and was in negotiations with SVB to amend the existing covenants and restructure the credit facility.

                                  12 of 15

The Company has incurred recurring operating losses, and has been dependent on advances from its parent as well as proceeds from the sale of marketable securities and fixed assets to fund its cash flow requirements. As a result, the reports of the Company's independent auditors, in the 1995 Form 10-K, raised doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classifications of assets, including intangibles, or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

In response to continuing weakness in its major markets and a deteriorating working capital position, the Company has initiated programs to conserve cash. A salary reduction program has been implemented for the majority of the employees at Wahlco, Inc., and all discretionary spending programs are under review.

On May 1, 1996, the Company announced that it had completed negotiations with SVB to revise the terms of its credit line. Under the renegotiated terms, SVB agreed to provide a $3.0 million line of credit, without covenants, to the Company through October 25, 1996. The Company's majority stockholder, WESAC, agreed to collateralize its guarantee of the Company's outstanding loan balance of $1.9 million.

The terms of the line require that any additional principal and interest borrowings, up to the maximum of $3.0 million, also be collateralized by cash. WESAC stated that it will take steps to enable the Company to draw down the remaining funds available on the line if the Company's activities to restructure and refinance the business are proceeding in accordance with WESAC's expectations.

The Company is continuing its efforts to restructure its assets and business, and the Board of Directors has directed the Company to consider various financing alternatives and other options, including among others, possible sales of assets or subsidiaries. While the Company is hopeful that its efforts will be successful, there can be no assurances that they will be; and if they are not, there would be a material adverse effect on the Company.

                                  13 of 15

Part II:  OTHER INFORMATION

ITEM 1.   Legal Proceedings

          Except as described in Note 5 ("Contingencies") included herein, no material changes have occurred in the status of the Company's litigation since the issuance of the Company's Form 10-K for the period ended December 31, 1995.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits - No exhibits were filed for the quarter ended
          March 31, 1996.

     (b) No reports on Form 8-K have been filed during the quarter for which this report is filed.

                                  14 of 15

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       Wahlco Environmental Systems, Inc.
                                       (Registrant)

Date:    May 10, 1996                  /s/ Theodore E. Lavoie
                                       ----------------------------------------
                                       Theodore E. Lavoie
                                       Vice President & Chief Financial Officer


                                       /s/ A. Noel DeWinter
                                       ----------------------------------------
                                       A. Noel DeWinter
                                       Vice President, Controller

                                  15 of 15