Form 10-Q
period 1996-06-30
WAHLCO ENVIRONMENTAL SYSTEMS INC
filed 1996-08-19
CIK 861184

                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                      FORM 10-Q



[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

                     FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

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

                 Yes     X                           No
                  --------                          --------

The number of shares of common stock outstanding at August 9, 1996 was 17,649,000 shares.



                                                                    Page 1 of __
                                                       Exhibit Index at Page 16


                                       1 of 17

                            PART I. Financial Information

ITEM 1. Financial Statements

                          WAHLCO ENVIRONMENTAL SYSTEMS, INC.
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                        (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                     (UNAUDITED)


                                                                 THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                       JUNE 30,                   JUNE 30,

                                                                1996          1995             1996         1995
                                                             --------       --------       --------      ---------
REVENUES:
  Product sales                                              $  7,870       $ 11,561       $ 19,504      $ 25,199
  Rental, service and other                                     2,249          2,898          4,003         5,168
                                                             --------       --------       --------      ---------

                                                               10,119         14,459         23,507        30,367

COSTS AND EXPENSES:
  Cost of revenues:
  Product sales                                                 7,745          9,495         16,956        19,864
  Rental, service and other                                     2,363          2,377          3,728         4,205
  Selling, general and administrative                           4,964          5,793          8,799         9,317
  Goodwill amortization                                            --             32             --            65
                                                             --------       --------       --------      ---------
                                                               15,072         17,697         29,483        33,451
                                                             --------       --------       --------      ---------
Operating loss                                                 (4,953)        (3,238)        (5,976)       (3,084)
OTHER INCOME (EXPENSE):
  Interest income                                                  22            128             56           159
  Interest expense                                               (398)          (351)          (751)         (954)
  Other income (expense)                                          (30)          (308)            28          (382)
                                                             --------       --------       --------      ---------
                                                                 (406)          (531)          (667)       (1,177)
                                                             --------       --------       --------      ---------
  Loss before income taxes                                     (5,359)        (3,769)        (6,643)       (4,261)
  Benefit for income taxes                                     (1,301)          (959)        (1,774)         (934)
                                                             --------       --------       --------      ---------
  Net loss                                                   $ (4,058)      $ (2,810)      $ (4,869)     $ (3,327)
                                                             --------       --------       --------      ---------
                                                             --------       --------       --------      ---------
  Net loss per share                                         $  (0.23)      $  (0.16)      $  (0.28)     $  (0.19)
                                                             --------       --------       --------      ---------
                                                             --------       --------       --------      ---------
  Average common shares outstanding                            17,649         17,649         17,649        17,649
                                                             --------       --------       --------      ---------
                                                             --------       --------       --------      ---------




    See notes to condensed consolidated financial statements.


                                       2 of 17

                          WAHLCO ENVIRONMENTAL SYSTEMS, INC.
                        CONDENSED CONSOLIDATED BALANCE SHEETS
                                    (IN THOUSANDS)





                                                                      JUNE 30,     DECEMBER 31,
                                                                       1996           1995
                                                                   -----------     ------------
ASSETS                                                             (UNAUDITED)
CURRENT ASSETS:
    Cash and cash equivalents                                        $ 2,067       $ 3,840
    Restricted cash and cash equivalents                                 697         1,307
    Accounts receivable                                               11,292        15,935
    Costs and estimated earnings in excess of
      billings on uncompleted contracts                                6,315         6,839
    Inventories                                                        7,808         8,711
    Other current assets                                               1,802         1,580
                                                                     -------       --------
    TOTAL CURRENT ASSETS                                              29,981        38,212

Property, plant and equipment, net                                     5,268         5,921
Other assets                                                           2,449         2,386
                                                                     -------       --------
                                                                     $37,698       $46,519
                                                                     -------       --------
                                                                     -------       --------

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
    Notes payable                                                    $ 3,000       $ 2,744
    Accounts payable                                                   6,610         8,932
    Accrued payroll and payroll related liabilities                    1,960         1,944
    Billings in excess of costs and estimated earnings
      on uncompleted contracts                                         1,567         2,376
    Current portion of long-term debt                                    220           204
    Taxes payable                                                        180           391
    Other accrued liabilities                                          9,645         8,908
                                                                     -------       --------

    TOTAL CURRENT LIABILITIES                                         23,182        25,499

Long-term debt                                                         8,263         7,948
Other liabilities                                                      3,645         3,689
Deferred income taxes                                                    249         2,016

Commitments and contingencies

STOCKHOLDERS' EQUITY:
    Common stock                                                         176           176
    Capital in excess of par value                                    90,712        90,534
    Accumulated deficit                                              (85,744)      (80,875)
    Foreign currency translation adjustment                           (2,785)       (2,468)
                                                                     -------       --------

    TOTAL STOCKHOLDERS' EQUITY                                         2,359         7,367
                                                                     -------       --------
                                                                     $37,698       $46,519
                                                                     -------       --------
                                                                     -------       --------





              See notes to condensed consolidated financial statements.


                                       3 of 17

                          WAHLCO ENVIRONMENTAL SYSTEMS, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (IN THOUSANDS)
                                     (UNAUDITED)




                                                                          SIX MONTHS ENDED
                                                                                JUNE 30,
                                                                          1996           1995
                                                                        --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                            $(4,869)       $(3,327)
    Adjustments to reconcile net loss to net cash provided by
      (used in) operating activities:
      Depreciation and amortization                                         738            903
      Deferred income taxes                                              (1,768)          (989)
      Loss on sale of fixed assets                                          132            365
      Deferred compensation                                                 177            448
      Changes in operating assets and operating liabilities:
        Accounts receivable                                               4,747            935
        Refundable income taxes                                              --            882
        Costs and estimated earnings in excess of
          billings on uncompleted contracts                                 570         (3,030)
        Inventories                                                         978         (1,963)
        Other current assets                                               (214)           373
        Accounts payable and accrued liabilities                         (1,791)         1,104
        Billings in excess of costs and estimated earnings
          on uncompleted contracts                                         (818)        (1,314)
        Income taxes payable                                               (213)           376
                                                                        -------        -------

        NET CASH USED IN OPERATING ACTIVITIES                            (2,331)        (5,237)
                                                                        -------        -------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property, plant and equipment                              (168)          (419)
    Proceeds from dispositions of property, plant and equipment              37            800
    Change in other assets                                                 (135)           768
                                                                        -------        -------

        NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                (266)         1,149
                                                                        -------        -------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Advances from WES Acquisition Corp.                                     446             --
    Borrowings on notes payable                                             360             --
    Payments on notes payables                                             (107)            --
    Borrowings on long-term debt                                             29          1,372
    Payments on long-term debt                                             (148)          (123)
    Advances from Pacific Diversified Capital Company                        --          1,267
    Payments to Pacific Diversified Capital Company                          --           (372)
                                                                        -------        -------

        NET CASH PROVIDED BY FINANCING ACTIVITIES                           580          2,144
                                                                        -------        -------

    Effect of exchange rate changes on cash                                (366)          (137)
                                                                        -------        -------
    Net decrease in cash and cash equivalents                            (2,383)        (2,081)

    Cash and cash equivalents, beginning of period                        5,147          7,121
                                                                        -------        -------
    Cash and cash equivalents, end of period                            $ 2,764        $ 5,040
                                                                        -------        -------
                                                                        -------        -------
    SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
       Cash paid for (received from) income taxes                       $   107        $(1,231)
                                                                        -------        -------
                                                                        -------        -------
        Cash paid for interest                                          $   269        $   481
                                                                        -------        -------
                                                                        -------        -------




  See notes to condensed consolidated financial statements.

                                       4 of 17

WAHLCO ENVIRONMENTAL SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.  BASIS OF PRESENTATION

    In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments necessary for a fair presentation of the consolidated financial position of the Company and the consolidated results of its operations for the six month periods ended June 30, 1996 and 1995. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and footnote information normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Results of operations for the period ended June 30, 1996 are not necessarily indicative of results to be expected for the full year.
    For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

    The Company is 81 % owned by WES Acquisition Corp. ("WESAC"), an affiliate of Wexford Capital Corporation. On May 15, 1995, WESAC entered into a purchase agreement with Pacific Diversified Capital Company ("PDC"), a wholly-owned subsidiary of San Diego Gas & Electric Company, providing for the purchase of PDC's 81 % stock interest in the Company. The share acquisition received approval under the Hart-Scott-Rodino Antitrust Act on June 2, 1995 and the purchase of the stock interest was completed on June 6, 1995.

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


                                       5 of 17

    Prior to the acquisition by WESAC, the Company's U.S. operations were consolidated into the tax return of its 81% parent, PDC. A tax sharing agreement with PDC dated April 2, 1990, enabled the Company to receive tax benefits from its taxable losses. This tax sharing agreement between the Company and PDC terminated on the closing of the equity sale to WESAC, retroactive to January 1, 1995. The Company has not and is not expected to enter into a similar tax sharing arrangement with WESAC.

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

3.  INVENTORIES

    Inventories consist of the following (in thousands):

                                                    JUNE 30,       DECEMBER 31,
                                                      1996            1995
                                                  -----------      ------------
                                                  (Unaudited)

    Raw materials                                    $1,662          $1,910
    Work in process                                   5,980           6,579
    Finished goods                                      166             222
                                                  -----------      ------------
                                                     $7,808          $8,711
                                                  -----------      ------------
                                                  -----------      ------------


                                       6 of 17

4.        LONG-TERM DEBT

      Long-term debt consists of the following (in thousands):


                                                     JUNE 30,       DECEMBER 31,
                                                      1996              1995
                                                   -----------      ------------
                                                   (Unaudited)

     7.9525% note payable, due in forty-seven
        monthly installments of $19
        (principal and interest) through June
        2000, secured by related lease payments      $   789        $   874

     Secured term loan from WESAC,
        bearing interest at 13.0% and
        due May, 1998.                                 5,378          5,061

     Secured term loan from WESAC,
        bearing interest at 13.0% and
        due June, 1998.                                2,216          2,087

Other credit agreements                                  100            130
                                                   -----------      ------------
                                                       8,483          8,152
     Less current portion                               (220)          (204)
                                                   -----------      ------------
                                                     $ 8,263        $ 7,948
                                                   -----------      ------------
                                                   -----------      ------------

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


                                       7 of 17

     Under an agreement reached between the Company and WESAC on March 22, 1996, interest due and payable from WESAC is capitalized into the debt. This agreement commenced with interest due and payable for the fourth quarter of 1995 and extends through December 31, 1996. The above secured loan balances with WESAC include capitalized interest of $694 thousand as of June 30, 1996, under this agreement.

5.   CONTINGENCIES

     BESSEY VS. WAHLER LITIGATION:

     Since filing the Company's Form 10-K for the period ended December 31, 1995, the following material events have occurred with regard to the above-referenced litigation.

     On June 10, 1996, the Court of Appeal filed its decision. The Court of Appeal affirmed the judgment rendered by the trial court in favor of defendants. The Court of Appeal also reversed the trial court order denying attorneys' fees to the defendants, and remanded the case for a determination of the amount of fees. July 22, 1996 was the latest day plaintiffs could petition the California Supreme Court for review.

     SHARON STEEL CORPORATION VS. WAHLCO POWER PRODUCTS, INC.:

     Since filing the Company's Form 10-K for the period ended December 31, 1995, the following material events have occurred with regard to the above-referenced litigation.

     The parties have reached a verbal agreement to settle, which is expected to be documented and finalized by the end of August 1996. Pursuant to the settlement, which is subject to bankruptcy court review, WPPI is to pay $20 thousand to Sharon Steel in exchange for a release and dismissal of the case with prejudice.

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


                                       8 of 17

7.   GOODWILL AND OTHER INTANGIBLE WRITE-DOWNS

     During 1995 and 1994, the Company evaluated the value of goodwill and intangibles, in light of intensifying competition and declining margins. As a result of this analysis, the Company wrote off goodwill totaling $2.4 million during the fourth quarter of 1995, which represented the remaining goodwill on the books of Wahlco, Inc. and Pentney of $1.8 million and $634
     thousand, respectively.   As of December 31, 1995, the Company had no
     goodwill remaining on the balance sheet.

     In March, 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121 ("FAS 121") which changed the method of valuing long-lived assets, whereby long-lived assets that are expected to be held and used in operations should be carried at the lower of costs or the fair value of the asset and long-lived assets to be disposed of should be reported at the lower of carrying amount or fair value less cost to sell. Subsequent to the write-off of goodwill in the fourth quarter of 1995, the Company adopted the provisions of FAS 121, effective December 31, 1995. No additional write downs of assets were required under FAS 121 in 1995 or in the first six months of 1996. It is possible that the estimates used to determine the fair value of certain long-lived assets will change in the future.


                                       9 of 17

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT

From time to time the information provided by the Company or statements made by its employees may contain so-called "forward looking" information that involves risks and uncertainties. In particular, statements contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations," which are not historical facts are forward looking statements. The Company's actual future results may differ significantly from those stated in any forward looking statements. Factors that may cause such differences include, but are not limited to the factors discussed herein as well as the accuracy of the Company's internal estimates of revenue and operating expense levels. Each of these factors and others are discussed from time to time in the Company's Securities and Exchange Commission filings.

The following information should be read in conjunction with the consolidated financial statements and the notes thereto included in this Quarterly Report, and with the audited Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Form 10-K.

The Company operates through several distinct subsidiaries which focus on specific products and/or geographical regions. These entities are coordinated through a common corporate management. The entities include:
Wahlco, Inc., which designs, manufactures and services equipment for the reduction and control of air pollution; Wahlco Engineered Products, Inc., which designs and manufactures diverters, dampers and expansion joints; Wahlco Engineered Products, Ltd. (U. K.), which designs and sells dampers and diverters. Wahlco Engineered Products, Pty. Ltd. (Australia), which sells dampers and expansion joints; Pentney Engineering Ltd. (U. K.), which provides precipitator refurbishment, mechanical plant installation, hydraulic equipment manufacturing, pipework and general fabrication; Teddington Bellows, which designs and manufactures metallic expansion joints; and Treste Plant Hire Ltd. which rents equipment to the mechanical construction industry.

The Company is 81 % owned by WES Acquisition Corp. ("WESAC"), an affiliate of Wexford Capital Corporation. On May 15, 1995, WESAC entered into a purchase agreement with Pacific Diversified Capital Company (PDC), a wholly-owned subsidiary of San Diego Gas & Electric Company, providing for the purchase of PDC's 81 percent stock interest in the Company. The share acquisition received approval under the Hart-Scott-Rodino Antitrust Act on June 2, 1995 and the purchase of the stock interest was completed on June 6, 1995.

In June 1995, the Company formed a division under Wahlco, Inc. to identify and develop products designed for the destruction of volatile organic compounds ("VOCs"). In November 1995, the division signed a license agreement with LTG Lufttechnische GmbH ("LTG") to sell


                                       10 of 17
and manufacture a line of products for the reduction and control of VOCs in the United States, Canada and Mexico. LTG is located in Stuttgart, Germany and designs, manufactures and sells a broad line of catalytic and thermal VOC and odorant oxidizers. No orders had been taken for these products as of June 1996.

In January 1996, the Company signed an agreement with Viking Water Systems, Inc., to license the design, manufacture, sale and installation of water purification systems including pre-treatment systems, reverse osmosis systems, and bottle washing, filling and capping equipment. In July 1996, this agreement was terminated by both parties.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1996 VS. 1995

REVENUES -- Revenues of $10.1 million for the second quarter were $4.4 million, or 30%, lower than revenues of $14.5 million reported in the second quarter of 1995. Revenues from the WEP Group totaled $7.6 million in the second quarter of 1996, down $3.1 million from revenues of $10.7 million in the comparable quarter of 1995, due to the completion of several large contracts in 1995 and the timing of orders in international markets. Revenues from the sale, rental and service of FGC systems totaled $1.7 million in the second quarter of 1996, down $1.2 million from FGC system revenues generated in the second quarter of last year. The domestic electric utility industry continues to be impacted by increased competition, due to continuous federal and state deregulation and, as a result, order activity for domestic FGC systems is low.

COST OF REVENUES -- Cost of revenues totaled $10.1 million, or 100% of revenues, for the quarter just ended, compared to $11.9 million, or 82% of revenues, for the second quarter of 1995. Cost of revenues were significantly higher as a percent of revenues in the second quarter of 1996 as the second quarter of 1996 included provisions for contract charges totaling approximately $1.7 million, of which $1.0 million related to products manufactured under subcontract in foreign countries by the WEP Group, and $0.7 million related to domestic contract disputes at Wahlco, Inc.

SELLING, GENERAL AND ADMINISTRATIVE (SG&A) -- Second quarter SG&A expense of $5.0 million was $0.8 million below SG&A expense of $5.8 million reported in the second quarter of 1995. SG&A expense in the second quarter of 1996 included $0.7 million of bad debt reserves for domestic receivables in the WEP Group and one-time charges totaling approximately $350 thousand related to executive severance expenses and option programs. SG&A expense in the second quarter of 1995 included one-time charges totaling $1.8 million for legal and closing fees related to WESAC's purchase of PDCC's 81% stock interest in the Company and $200 thousand associated with closing the facility in Puerto Rico. Before one-time charges, SG&A expense in the second quarter of 1996 was $3.8 million, essentially identical to SG&A expense in the same period in 1995. SG&A expense in 1996 did, however, include approximately $0.4 million of expenses related to the marketing and sale of VOC products and the Company's license agreement with Viking Water Systems, Inc. These businesses were not in operation in the second quarter of 1995.

                                       11 of 17

INCOME TAXES -- The income tax benefit of $1.3 million in the second quarter of 1996 represents tax benefits derived from taxable domestic losses in the quarter. The Company had previously recorded deferred tax liabilities which enabled the Company to take tax benefits subsequent to the purchase of the stock interest by WESAC. (See note 2)

In the second quarter of 1995, the Company booked a tax benefit of $959 thousand against losses from domestic operations subsequent to the purchase of the stock interest by WESAC. The Company was unable to provide a tax benefit against prior losses since an amendment to the tax sharing agreement between the Company and PDC restricted reimbursement of tax benefits effective December 31, 1994. This agreement terminated on the closing of the equity sale to WESAC on June 6, 1995.

NET LOSS -- The net loss of $4.1 million for the second quarter of 1996 was $1.3 million greater than the net loss of $2.8 million reported for the second quarter of 1995. The increased loss was the result of the above mentioned factors. Excluding the contract and bad debt provisions mentioned above, the net loss for the quarter was $2.1 million.

SIX MONTHS ENDED JUNE 30, 1996 VS. 1995

REVENUES -- Revenues of $23.5 million for the six months ended June 30, 1996, were $6.9 million, or 23%, below revenues of $30.4 million reported for the same period in 1995. Approximately $1.7 million, or 25%, of the revenue decrease was due to the absence of revenues from discontinued businesses. FGC system revenues totaled $3.8 million during the first six months of 1996, down $4.1 million from revenues of $7.9 million from the sale of these systems in the
first half of 1995.   Domestic utilities continue to implement facility and
organization changes as a result of restructuring, and have delayed orders for pollution control equipment as they contend with de-regulation issues. Revenues from the WEP Group totaled $17.8 million for the six months ended June 30, 1996, down $1.6 million from revenues reported in the comparable period of 1995, primarily due to the absence of several significant contracts which were completed in late 1995.

COST OF REVENUES -- Cost of revenues for the six months ended June 30, 1996 totaled $20.7 million, representing 88% of revenues, compared to cost of revenues of $24.1 million, or 79% of revenues, for the comparable period of 1995. Cost of revenues represented a relatively high percentage of revenues in 1996 due to the contract charges of $1.7 million taken in the second quarter of 1996, primarily related to jobs subcontracted by the WEP Group in foreign locations. In addition, the increase reflects lower margins on new FGC contracts, as a result of continuing weakness in the air pollution control industry, as well as increased levels of under absorbed factory overhead resulting from reduced production activity.

SELLING, GENERAL AND ADMINISTRATIVE (SG&A) -- SG&A expense totaled $8.8 million for the six months ended June 30, 1996, down $0.5 million, or 6%, from SG&A expense of $9.3 million for the six months ended June 30, 1995. SG&A expense for the first six months of 1996 contained one-time


                                       12 of 17
charges totaling approximately $1.1 million, including $0.7 million of reserves for bad debts and $350 thousand for executive severance and option costs. SG&A expense for the first six months of 1995 contained one-time charges totaling $2.0 million for legal and closing costs related to the purchase by WESAC of 81% interest in the Company and a decision to close the production facility in Puerto Rico. SG&A expense for the first six months of 1996 also included $541 thousand of expenses related to the Company's VOC and Viking Water operations, which were not incurred in 1995. Before one-time charges and expenses related to the new operations, SG&A for the first six months of 1995 was $7.2 million, compared to $7.3 million for the same period in 1995.

INCOME TAXES -- The income tax benefit of $1.8 million for the six months ended June 30, 1996 represents tax benefits available on taxable domestic losses. The tax benefit of $934 thousand in the initial six months of 1995 represents tax benefits on taxable losses subsequent to the purchase of the stock interest by Wexford, which occurred on June 6, 1995.

NET LOSS -- The net loss for the six month period in 1996 totaled $4.9 million, $1.6 million greater than the net loss of $3.3 million reported in the same period of 1995. The loss this year was caused by the factors mentioned above.

BACKLOG

Backlog, defined as work for which the Company has entered into a signed agreement or has received a requisition or purchase order, totaled $21.3 million at June 30, 1996, compared to $30.6 million at June 30, 1995 and $20.6 million at December 31, 1995. Approximately $7.2 million of the backlog at June 30, 1996 is scheduled for delivery after December 31, 1996. FGC equipment orders represented $3.0 million of the backlog at June 30, 1996, compared to approximately $5.2 million at June 30, 1995. FGC orders accounted for $4.9 million of the backlog at December 31, 1995.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company has incurred recurring operating losses, and has been dependent on advances from its parent as well as proceeds from the sale of fixed assets to fund its cash flow requirements. As a result, the reports of the Company's independent auditors, in the 1995 Form 10-K, raised doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classifications of assets, including intangibles, or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.


                                       13 of 17

The Company had a positive working capital position of $6.8 million at June 30, 1996, compared to a working capital position of $12.7 million at December 31, 1995. The decrease in working capital primarily reflects a $2.4 million reduction in cash and a $4.6 million decrease in accounts receivable, due to contract adjustments and operating losses throughout the year.

In connection with the transaction between PDC and WESAC, WESAC provided the Company with a working capital commitment pursuant to which WESAC agreed to provide a secured three-year loan. On July 28, 1995, the Company and WESAC finalized the loan agreement under which WESAC provided a $3 million secured three-year loan to satisfy the Company's immediate working capital requirements. The Company had drawn $1.9 million against this loan as of December 31, 1995 and June 30, 1996.

On October 26, 1995, the Company entered into a loan and security agreement with Silicon Valley Bank ("SVB") under which SVB provided the Company with a $4.0 million working capital loan through September 1996. Working capital draws by the Company under this facility are guaranteed by WESAC, up to the limit of the line. Borrowings under the loan totaled $1.9 million at June 30, 1996, which included $1.7 million of cash borrowings and $0.2 million of cash collateral for letters of credit under this loan arrangement.

On May 9, 1996, the Company announced that it had completed negotiations with SVB to revise the terms of its credit line. Under the renegotiated terms, SVB agreed to provide a $3.0 million line of credit, without covenants, to the Company through October 25, 1996. The Company's majority stockholder, WESAC, agreed to collateralize its guarantee of the Company's outstanding loan balance of $1.9 million.

The terms of the line require that any additional principal and interest borrowings, up to the maximum of $3.0 million, also be collateralized by cash. WESAC stated that it will take steps to enable the Company to draw down the remaining funds available on the line if the Company's activities to restructure and refinance the business are proceeding in accordance with WESAC's expectations.

In response to continuing weakness in its major markets and a deteriorating working capital position, the Company has initiated programs to conserve cash. A salary reduction program has been implemented for the majority of the executives at Wahlco, Inc., and all discretionary spending programs have been suspended or are under review.

On August 16, 1996, the Company reached an agreement in principle with its majority shareholder, WES Acquisition Corp ("WESAC"), pursuant to which WESAC
will lend to the Company up to $1.6 million.   The loan will bear interest at an
annual rate of 13%; will mature on January 1, 1997 and will be secured by all of the assets of the Company. The draw-down of funds under the loan is limited to a maximum of $400,000 in any one month beginning with the execution of a definitive loan agreement and is also conditioned on the Company meeting certain defined minimum performance goals and the absence of material adverse change in the company's financial condition. Interest will be capitalized as will a commitment fee of $32,000 payable to WESAC or its designee. In further consideration of making the loan, the Company will issue to WESAC, five year warrants to purchase the Company's common stock as the funds are drawn down. Each warrant will cover the number of shares of common stock equal to the quotient of (i) the dollar amount of the draw down divided by (ii) $0.47, the approximate closing price of the common stock as of August 16, 1996. The warrants become exercisable on issuance at the closing price used to compute the number of warrant shares.

The Company believes that the $1.6 million commitment with the monthly borrowing limits is adequate to fund the Company's operations for the balance of 1996, however, there can be no assurances that this will be the case. Significant changes in the Company's anticipated level of business or other events could increase the Company's cash requirements above those now anticipated.

The Company does not anticipate that internally generated funds will be sufficient to repay the loan at maturity on January 1, 1997. Accordingly, the Company must secure an extension of the financing, or another form of restructuring, by that date or, if the loan is to be repaid, the Company must obtain replacement financing or raise funds through the sale of assets. Furthermore, it is expected that additional funds will be required to finance the Company's operations after January 1, 1997.

The Company is continuing its efforts to restructure its assets and businesses, and the Board of Directors has directed the Company to consider various financing alternatives and other options, including among others, possible sales of assets or subsidiaries. While the Company is hopeful that its efforts will be successful, there can be no assurances that they will be; and if they are not, there would be a material adverse effect on the Company.

                                      14 of 17

Part II:  OTHER INFORMATION

ITEM 1.   Legal Proceedings

          Except as described in Note 5 ("Contingencies") to the consolidated Financial Statements included in Item 1 of Part I, no material changes have occurred in the status of the Company's litigation since the issuance of the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits set forth in the following Index of Exhibits are filed as part of this report.

     (b) No reports on Form 8-K have been filed during the quarter for which this report is filed.


                                       15 of 17

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        Wahlco Environmental Systems, Inc.
                                        (Registrant)



Date:  August 9, 1996                   /s/Mark L. Plaumann
                                        ------------------------------
                                        Mark L. Plaumann
                                        President


Date:  August 9, 1996                   /s/Theodore E. Lavoie
                                        ------------------------------
                                        Theodore E. Lavoie
                                        Vice President & Chief Financial Officer


                                       16 of 17

                                  INDEX OF EXHIBITS


Exhibit
Number                   Description
- ------                   -----------


10. Amendment and Forbearance Agreement between Silicon Valley Bank and Wahlco, Inc., dated May 9, 1996.

27.            Financial Data Schedule (EDGAR filing only)


                                       17 of 17