Form 10-Q
period 1996-09-30
WAHLCO ENVIRONMENTAL SYSTEMS INC
filed 1996-11-14
CIK 861184

                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                      FORM 10-Q



[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

                  FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

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

                             Yes     X     No
                                 ---------    ---------

The number of shares of common stock outstanding at November 1, 1996 was 17,649,000 shares.

                                                                    Page 1 of 44

                                                        Exhibit Index at Page 18

                                     1 of 18

                            PART I. Financial Information

ITEM 1. Financial Statements



                          WAHLCO ENVIRONMENTAL SYSTEMS, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                        (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                     (UNAUDITED)

                                       THREE MONTHS ENDED    NINE MONTHS ENDED
                                          SEPTEMBER 30,         SEPTEMBER 30,
                                       ------------------    ------------------
                                         1996       1995       1996       1995
                                       -------    -------    -------    -------
REVENUES:
  Product sales                        $ 7,376    $11,412    $26,880    $36,611
  Rental, service and other              1,747      3,144      5,750      8,312
                                       -------    -------    -------    -------
                                         9,123     14,556     32,630     44,923

COSTS AND EXPENSES:
  Cost of revenues:
    Product sales                        6,330      9,266     23,286     29,130
    Rental, service and other            1,550      2,363      5,278      6,568
  Selling, general and
    administrative                       3,005      3,833     11,804     13,150

  Restructuring and other
    one-time charges                         -       (590)         -       (590)
  Goodwill amortization                      -         33          -         98
                                       -------    -------    -------    -------
                                        10,885     14,905     40,368     48,356
                                       -------    -------    -------    -------
Operating loss                          (1,762)      (349)    (7,738)    (3,433)

OTHER INCOME (EXPENSE):
  Interest income                            8         33         64        193
  Interest expense                        (352)      (337)    (1,103)    (1,291)
  Other income (expense)                   (13)       225         15       (158)
                                       -------    -------    -------    -------
                                          (357)       (79)    (1,024)    (1,256)
                                       -------    -------    -------    -------

Loss before income taxes                (2,119)      (428)    (8,762)    (4,689)

Benefit for income taxes                  (702)      (539)    (2,476)    (1,472)
                                       -------    -------    -------    -------

Net income (loss)                      $(1,417)   $   111    $(6,286)   $(3,217)
                                       =======    =======    =======    =======

Net income (loss) per share            $ (0.08)   $  0.01    $ (0.36)   $ (0.18)
                                       =======    =======    =======    =======

Weighted average common shares
 outstanding                            17,649     17,649     17,649     17,649
                                       =======    =======    =======    =======

          See notes to condensed consolidated financial statements.

                                     2 of 18

                      WAHLCO ENVIRONMENTAL SYSTEMS, INC.
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                               (IN THOUSANDS)

                                                  SEPTEMBER 30,    DECEMBER 31,
                                                  -------------    ------------
                                                      1996             1995
                                                  -------------    ------------
ASSETS                                             (UNAUDITED)

CURRENT ASSETS:
  Cash and cash equivalents                          $  1,651        $  3,840
  Restricted cash and cash equivalents                    468           1,307
  Accounts receivable                                  11,109          15,935
  Costs and estimated earnings in excess of
    billings on uncompleted contracts                   5,874           6,839
  Inventories                                           6,383           8,711
  Other current assets                                  1,350           1,580
                                                     --------        --------
  TOTAL CURRENT ASSETS                                 26,834          38,212

Property, plant and equipment, net                      5,060           5,921
Other assets                                            2,395           2,386
                                                     --------        --------
                                                     $ 34,290        $ 46,519
                                                     ========        ========
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Notes payable                                      $  2,021        $  2,744
  Accounts payable                                      7,267           8,932
  Accrued payroll and payroll related
    liabilities                                         1,677           1,944
  Billings in excess of costs and estimated
    earnings on uncompleted contracts                   3,320           2,376
  Current portion of long-term debt                     1,030             204
  Taxes payable                                           218             391
  Other accrued liabilities                             5,723           8,908
                                                     --------        --------
  TOTAL CURRENT LIABILITIES                            21,256          25,499

Long-term debt                                          8,432           7,948
Other liabilities                                       3,168           3,689
Deferred income taxes                                       -           2,016

Commitments and contingencies

STOCKHOLDERS' EQUITY:
  Common stock                                            176             176
  Capital in excess of par value                       90,782          90,534
  Accumulated deficit                                 (87,161)        (80,875)
  Foreign currency translation adjustment              (2,363)         (2,468)
                                                     --------        --------
  TOTAL STOCKHOLDERS' EQUITY                            1,434           7,367
                                                     --------        --------
                                                     $ 34,290        $ 46,519
                                                     ========        ========

          See notes to condensed consolidated financial statements.

                                     3 of 18

                      WAHLCO ENVIRONMENTAL SYSTEMS, INC.
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (IN THOUSANDS)
                                 (UNAUDITED)

                                                             NINE MONTHS ENDED
                                                                SEPTEMBER 30,
                                                            -------------------
                                                              1996       1995
                                                            -------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                  $(6,286)   $ (3,217)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
      Depreciation and amortization                           1,084       1,156
      Loss on sale of fixed assets                              135         240
      Deferred income taxes                                  (2,020)     (1,533)
      Deferred compensation                                     248         448
      Changes in operating assets and operating
        liabilities:
          Accounts receivable                                 4,992          (3)
          Refundable income taxes                                 -         926
          Costs and estimated earnings in excess of
            billings on uncompleted contracts                 1,042       1,548
          Inventories                                         2,439      (5,141)
          Other current assets                                  244         649
          Accounts payable and accrued liabilities           (5,907)     (3,607)
          Billings in excess of costs and estimated
            earnings on uncompleted contracts                   929          16
          Income taxes payable                                 (173)         42
                                                            -------    --------
          NET CASH USED IN OPERATING ACTIVITIES              (3,273)     (8,476)
                                                            -------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property, plant and equipment                    (270)       (571)
  Proceeds from dispositions of property, plant and
    equipment                                                    43       1,295
  Change in other assets                                       (117)        678
                                                            -------    --------
    NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES        (344)      1,402
                                                            -------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Advances from WES Acquisition Corp.                         1,479       3,000
  Advances from Pacific Diversified Capital Company               -       1,267
  Payments to Pacific Diversified Capital Company                 -        (372)
  Borrowings on notes payable                                    28           -
  Payments on notes payable                                    (756)          -
  Borrowings on long-term debt                                   29       1,386
  Payments on long-term debt                                   (202)       (383)
                                                            -------    --------
    NET CASH PROVIDED BY FINANCING ACTIVITIES                   578       4,898
                                                            -------    --------
Effect of exchange rate changes on cash                          11         251
                                                            -------    --------
Net decrease in cash and cash equivalents                    (3,028)     (1,925)

Cash and cash equivalents, beginning of period                5,147       7,121
                                                            -------    --------
Cash and cash equivalents, end of period                    $ 2,119    $  5,196
                                                            =======    ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid for (received from) income taxes                $   107    $ (1,231)
                                                            =======    ========
  Cash paid for interest                                    $   400    $    559
                                                            =======    ========
NON-CASH TRANSACTIONS:
  Contribution by PDC of debt to capital                    $     -      19,992
  Deferred tax liabilities recorded                               -      (5,048)
  Increase in stockholders' equity                                -     (14,944)
                                                            =======    ========

               See notes to consolidated financial statements.

                                     4 of 18

WAHLCO ENVIRONMENTAL SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.  BASIS OF PRESENTATION

    In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments necessary for a fair presentation of the consolidated financial position of the Company and the consolidated results of its operations for the nine month periods ended September 30, 1996 and 1995. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and footnote information normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Results of operations for the period ended September 30, 1996 are not necessarily indicative of results to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

    The Company is 81% owned by WES Acquisition Corp. ("WESAC"), an affiliate of Wexford Capital Corporation. On May 15, 1995, WESAC entered into a purchase agreement with Pacific Diversified Capital Company ("PDC"), a wholly-owned subsidiary of San Diego Gas & Electric Company, providing for the purchase of PDC's 81% stock interest in the Company. The share acquisition received approval under the Hart-Scott-Rodino Antitrust Act on June 2, 1995 and the purchase of the stock interest was completed on June 6, 1995.

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

    Prior to the acquisition by WESAC, the Company's U.S. operations were consolidated into the tax return of its 81% parent, PDC. A tax sharing agreement with PDC dated April 2, 1990, enabled the Company to receive tax benefits from its taxable losses. This tax sharing agreement between the Company and PDC terminated on the closing of

                                     5 of 18
    the equity sale to WESAC, retroactive to January 1, 1995. The Company has not and is not expected to enter into a similar tax sharing arrangement with WESAC.

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

    In connection with the WESAC acquisition, PDC contributed $20 million in debt to the capital of the Company. This resulted in an increase to stockholders' equity, net of deferred tax liabilities, of approximately $14.9 million. In addition, the acquisition resulted in the write-off to equity of previously existing deferred tax assets of approximately $3.2 million.

    Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

3.  INVENTORIES

    Inventories consist of the following (in thousands):

                                               SEPTEMBER 30,        DECEMBER 31,
                                                   1996                 1995
                                               -------------        ------------
                                                (UNAUDITED)

     Raw materials                                $1,558               $1,910
     Work in process                               4,654                6,579
     Finished goods                                  171                  222
                                                  ------               ------
                                                  $6,383               $8,711
                                                  ======               ======

                                     6 of 18

4.  LONG-TERM DEBT

    Long-term debt consists of the following (in thousands):


                                                    SEPTEMBER 30,   DECEMBER 31,
                                                         1996           1995
                                                    -------------   ------------
                                                     (UNAUDITED)

    7.9525% note payable, due in forty-
      four monthly installments of $19
      (principal and interest) through June
      2000, secured by related lease
      payments on an equipment lease with Sanwa
      Business Credit.                                 $  746          $  874

    Secured term loan from WESAC,
      bearing interest at 13.0% and
      due May, 1998.                                    5,538           5,061

    Secured term loan from WESAC,
      bearing interest at 13.0% and                     2,281           2,087
      due May, 1998.

    Secured term loan from WESAC,
      bearing interest at 13.0% and
      due January, 1997                                   808               -

    Other credit agreements                                89             130
                                                       ------          ------
                                                        9,462           8,152

    Less current portion                               (1,030)           (204)
                                                       ------          ------
                                                       $8,432          $7,948
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

                                     7 of 18

    Under an agreement reached between the Company and WESAC on March 22, 1996, interest due and payable from WESAC is capitalized into the debt. This agreement commenced with interest due and payable for the fourth quarter of 1995 and extends through December 31, 1996. The above secured loan balances with WESAC include capitalized interest of $927 thousand as of September 30, 1996, under this agreement.

5.  CONTINGENCIES

    BESSEY VS. WAHLER LITIGATION:

    Since filing the Company's Form 10-K for the period ended December 31, 1995, the following material events have occurred with regard to the above-referenced litigation.

    On June 10, 1996, the Court of Appeal filed its decision affirming the judgment rendered by the trial court in favor of all defendants. The Court reversed the trial court order denying attorney's fees to certain of the defendants but affirmed the trial court's ruling that Wahlco could not recover fees and costs. The appellants did not petition the California Supreme Court for review. Jurisdiction was returned to the Superior Court in late July, 1996. On October 23, 1996, the trial court ordered that certain of the defendants were entitled to recover $1.5 million as costs and attorneys fees from the five plaintiffs. The matter is now concluded with Wahlco having been found to have no liability.

    SHARON STEEL CORPORATION VS. WAHLCO POWER PRODUCTS, INC.:

    On or about July 24, 1996, the parties agreed to basic settlement terms. Pursuant to the settlement, which is subject to bankruptcy court review, WPPI is to pay $20 thousand to Sharon Steel in exchange for a release and dismissal of the case with prejudice. On or about August 28, 1996, counsel for WPPI forwarded a draft settlement agreement to Sharon Steel's counsel for review and comment. To date, counsel for Sharon Steel has not responded. On or about September 24, 1996, the bankruptcy court entered an order indicating that if the parties do not file a stipulation of settlement or request a continued hearing on or before October 18, 1996, the action would be dismissed for lack of prosecution. To date, no further communications from the bankruptcy court or counsel for Sharon Steel have been received by WPPI regarding the status of this litigation, and there are no indications from the court that the case has been dismissed although the October date has since passed.

                                     8 of 18

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT

From time to time the information provided by the Company or statements made by its employees may contain so-called "forward looking" information that involves risks and uncertainties. In particular, statements contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations" which are not historical facts are forward looking statements.
The Company's actual future results may differ significantly from those stated in any forward looking statements. Factors that may cause such differences include, but are not limited to, the factors discussed herein as well as the accuracy of the Company's internal estimates of revenue and operating expense levels. Each of these factors and others are discussed from time to time in the Company's Securities and Exchange Commission filings.

The following information should be read in conjunction with the consolidated financial statements and the notes thereto included in this Quarterly Report, and with the audited Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Form 10-K.

THE COMPANY

The Company operates through several distinct subsidiaries which focus on specific products and/or geographical regions. These entities are coordinated through a common corporate management. The entities include:
Wahlco, Inc., which designs, manufactures and services equipment for the reduction and control of air pollution; Wahlco Engineered Products, Inc., which designs and manufactures diverters, dampers and expansion joints; Wahlco Engineered Products, Ltd. (U.K.), which designs and sells dampers and diverters; Pentney Engineering Ltd. (U.K.), which provides pipework and general fabrication; mechanical plant installation, hydraulic equipment manufacturing; Teddington Bellows, which designs and manufactures metallic expansion joints; and Treste Plant Hire Ltd. which rents equipment to the mechanical construction industry.

The Company is 81% owned by WES Acquisition Corp. ("WESAC"), an affiliate of Wexford Capital Corporation. On May 15, 1995, WESAC entered into a purchase agreement with Pacific Diversified Capital Company (PDC), a wholly-owned subsidiary of San Diego Gas & Electric Company, providing for the purchase of PDC's 81% stock interest in the Company. The share acquisition received approval under the Hart-Scott-Rodino Antitrust Act on June 2, 1995 and the purchase of the stock interest was completed on June 6, 1995.

                                     9 of 18

In November 1995, the Company signed a license agreement with LTG Lufttechnische GmBH ("LTG") to sell and manufacture a line of products for the reduction and control of volatile organic compounds ("VOCs") in the United States, Canada and Mexico. LTG is located in Stuttgart, Germany and designs, manufactures and sells a broad line of catalytic and thermal VOC and odorant oxidizers. One order had been taken for these products as of September 1996.

In January 1996, the Company signed an agreement with Viking Water Systems, Inc., to license the design, manufacture, sale and installation of water purification systems including pre-treatment systems, reverse osmosis systems, and bottle washing, filling and capping equipment. In July 1996, this agreement was terminated by both parties.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1996 VS. 1995

REVENUES - Revenues of $9.1 million for the third quarter were $5.4 million, or 37%, lower than revenues of $14.6 million in the third quarter of 1995. Approximately $1.0 million, or 18%, of the revenue decrease was due to the absence of revenues from the operations in Australia which were discontinued early in 1996. Revenues from the WEP Group totaled $7.1 million in the third quarter of 1996, down $4.0 million from revenues of $11.1 million in the comparable quarter of 1995, due to the completion of several large contracts in 1995 and the lack of orders in international markets. Revenues from the sale, rental and service of FGC systems totaled $1.4 million in the third quarter of 1996, down $0.8 million compared to the third quarter of last year. The domestic electric utility industry continues to be impacted by increased competition resulting from ongoing federal and state deregulation, and the next major regulatory compliance deadline impacting FGC systems is the year 2000. As a result, order activity for domestic FGC systems is low.

COST OF REVENUES - Cost of revenues totaled $7.9 million, or 86% of revenues, for the quarter just ended, compared to $11.6 million, or 80% of revenues, for the third quarter of 1995. Cost of revenues as a percent of revenues was higher in the third quarter of 1996, as the quarter included provisions for contract charges totaling approximately $0.7 million, primarily for WEP Group products manufactured under subcontract in foreign countries.

SELLING, GENERAL AND ADMINISTRATIVE (SG&A) - Third quarter SG&A expense of $3.0 million was $0.8 million lower than the $3.8 million in the third quarter of 1995. The $3.0 million included a $50 thousand reserve for bad debts related to the water purification systems business, which was closed in July 1996. SG&A expense was reduced by the reversal of $335 thousand expensed in a prior period for a stock option program.

                                    10 of 18

SG&A expense in the third quarter of 1995 included one-time costs of $418 thousand: $226 thousand was associated with the closing of the Company's Puerto Rico facility and $192 thousand related to Wexford's purchase of
PDC's 81% stock interest in the Company.   In the third quarter of 1995, the
Company reversed $318 thousand in reserves related to discontinued businesses, computer obsolescence and soil remediation which were deemed unnecessary by management.

INCOME TAXES - The income tax benefit of $702 thousand in the third quarter of 1996 is comprised of tax benefits totaling $252 thousand derived from taxable domestic losses, and $450 thousand from the reversal of tax liabilities no longer deemed necessary. The audit periods for which these liabilities were established have expired.

In the third quarter of 1995, the Company booked a tax benefit of $539 thousand against losses from domestic operations subsequent to the purchase of the stock interest by WESAC.

NET LOSS - The net loss of $1.4 million for the third quarter of 1996 compares to a net income of $111 thousand for the third quarter of 1995. The increased loss was the result of the above mentioned factors.

NINE MONTHS ENDED SEPTEMBER 30, 1996 VS. 1995

REVENUES - Revenues of $32.6 million for the nine months ended September 30, 1996, were $12.3 million, or 27%, below revenues of $44.9 million reported for the same period in 1995. Approximately $2.7 million, or 22%, of the revenue decrease was due to the absence of revenues from discontinued businesses. FGC system revenues of $5.3 million during the first nine months of 1996 were $4.8 million lower than $10.1 million for revenues in the first nine months of 1995. Domestic utilities continue to implement facility and organization changes as a result of restructuring, and have delayed orders for pollution control equipment as they contend with de-regulation issues. Revenues from the WEP Group totaled $24.9 million for the nine months ended September 30, 1996, down $5.6 million compared to the same period in 1995, primarily due to the completion of several significant contracts in late 1995 and the decision to avoid contracts with high risk delivery schedules and uncertain subcontract terms.

COST OF REVENUES - Cost of revenues for the nine months ended September 30, 1996 totaled $28.6 million, or 88% of revenues, compared to cost of revenues of $35.7 million, or 79% of revenues, for the comparable period of 1995.
Cost of revenues represented a relatively high percentage of revenues in 1996 due to contract provisions of $2.4 million taken in the second and third quarters of 1996, primarily related to jobs subcontracted by the WEP Group in foreign locations. The increase in cost of revenues is also due to higher levels of under absorbed factory and engineering overhead resulting from reduced production activity.

                                    11 of 18

SELLING, GENERAL AND ADMINISTRATIVE (SG&A) - SG&A expense totaled $11.8 million for the nine months ended September 30, 1996, down $1.4 million, or 10%, from $13.2 million for the same period in 1995. The $11.8 million included one-time charges of approximately $0.8 million, including $0.7 million of reserves for bad debts and $0.4 million for executive severance and option costs, partially offset by the reversal of $0.3 million in reserves deemed unnecessary. SG&A expense for the first nine months of 1995 contained one-time charges totaling $2.3 million for legal and closing costs related to the purchase by WESAC of an 81% interest in the Company and a decision to close the Puerto Rico production facility, offset by release of $318 thousand in surplus reserves. In 1996, SG&A expense included approximately $0.7 million of expenses related to the marketing and sale of VOC products and the Company's license agreement with Viking Water Systems, Inc. SG&A expense related to these businesses totaled $0.2 million for the initial nine months of 1995.

INCOME TAXES - The income tax benefit of $2.5 million for the nine months ended September 30, 1996 represents tax benefits on taxable domestic losses and the release of tax reserves (see Three Months ended September 30, 1996 vs. 1995). The tax benefit of $1.5 million for the first nine months of 1995 represents tax benefits on taxable losses subsequent to the June 6, 1995 purchase of the stock interest by WESAC. The Company was unable to provide a tax benefit against prior losses since an amendment to the tax sharing agreement between the Company and PDC restricted reimbursement of tax benefits effective December 31, 1994. This agreement terminated upon closing the equity sale to WESAC on June 6, 1995.

NET LOSS - The net loss for the nine month period in 1996 totaled $6.3 million, $3.1 million greater than the net loss of $3.2 million reported in the same period in 1995. The loss this year was caused by the factors mentioned above.

BACKLOG

Backlog, defined as work for which the Company has entered into a signed agreement or has received a requisition or purchase order, totaled $21.0 million at September 30, 1996, compared to $30.6 million at September 30, 1995 and $20.6 million at December 31, 1995. Approximately $10.9 million of the backlog at September 30, 1996 is scheduled for delivery after December 31, 1996.

The Company's backlog, revenues and earnings from year to year may be substantially affected by whether the Company has received one or more significant orders and by fluctuations in foreign currencies. The Company's major customers have historically changed from year to year because once the Company's products have been installed, they can operate for many years without the need for replacement.

RECENT EVENTS

Reference is made to footnote 5 of the Notes to Condensed Consolidated Financial Statements, regarding certain developments affecting litigation matters.

                                    12 of 18

On October 18, 1996, the Company implemented a further cost reduction program and announced a capital restructuring plan that will reduce the Company's debt and provide additional working capital. The cost reduction program is designed to reduce the Company's annual operating costs by approximately
$2 million, and will result in a restructuring charge in the fourth quarter of 1996.

The capital restructure plan, subject to final documentation, involves converting $5 million of WESAC debt into 12% preferred stock. The preferred stock will be convertible, at the option of the holder, into 10,958,904 common shares, representing a per share conversion price of $0.45625, the average closing price of the common stock for the thirty trading days prior to October 18, 1996. Quarterly dividends on the preferred stock can be paid in additional preferred stock in lieu of cash, at the option of the Company.

The impact on the Company's capital structure of the conversion of WESAC debt into preferred stock, as described above, is as follows:

           Proforma Impact of Converting Debt into Preferred Stock
              Consolidated Balance Sheet at September 30, 1996

                                          PRIOR TO             AFTER
                                         CONVERSION          CONVERSION
                                         ----------          ----------
    Long-term debt                         $8,432              $3,432
    Stockholders' equity                   $1,434              $6,434

The restructuring plan calls for WESAC to provide the Company with a new $2.3 million standby line of credit, to extend the maturity of the August 1996
$1.6 million facility, and to facilitate the extension of the maturity of the existing Silicon Valley Bank loan. All three facilities will mature in May 1998. The Silicon Valley Bank agreement was modified in October 1996, so that (i) the maturity date was extended to May 1998, and (ii) the interest rate on funds borrowed by the Company was reduced from about 11% to about 5.5%, since WESAC deposited cash collateral equivalent to the funds borrowed with Silicon Valley Bank.

The Company believes that the extension of the existing facilities with WESAC and Silicon Valley Bank, along with the new line of credit, will be adequate to fund the Company's operations during 1997; however there can be no assurances that this will be the case. Significant changes in the Company's anticipated level of business and other events could substantially increase the Company's cash requirements above those now anticipated, and thereby materially and adversely affect the Company's results of operations and financial condition.

LIQUIDITY AND CAPITAL RESOURCES

The Company has incurred recurring operating losses, and has been dependent on advances from its parent as well as proceeds from the sale of fixed assets to fund its cash flow requirements. As a result, the reports of the Company's independent auditors in the 1995 Annual Report Form 10-K contained an explanatory paragraph indicating there was doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classifications of assets, including intangibles,

                                    13 of 18
or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

The Company had a positive working capital position of $5.6 million at September 30, 1996, compared to a working capital position of $12.7 million at December 31, 1995. The decrease in working capital primarily reflects a $3.0 million reduction in cash, a $4.8 million decrease in accounts receivable, and a $2.3 million decline in inventories, due to contract adjustments and operating losses throughout the year.

In connection with the transaction between PDC and WESAC, the Company and WESAC, on July 28, 1995, finalized a loan agreement under which WESAC provided a $3 million secured three-year loan to satisfy the Company's immediate working capital requirements. The Company had drawn $2.0 million against this loan as of December 31, 1995 and September 30, 1996.

On October 26, 1995, the Company entered into a loan and security agreement with Silicon Valley Bank ("SVB") under which SVB provided the Company with a $4.0 million working capital loan through September 1996. Working capital draws by the Company under this facility are guaranteed by WESAC, up to the limit of the line. Borrowings under the loan totaled $1.9 million at September 30, 1996, which included $1.7 million of cash borrowings and $0.2 million of cash collateral for letters of credit issued under this loan arrangement.

On May 9, 1996, the Company revised the terms of the credit line with SVB. Under the renegotiated terms, SVB agreed to provide a $3.0 million line of credit, without covenants, to the Company through October 25, 1996. WESAC, agreed to collateralize its guarantee of the Company's outstanding loan balance of $1.9 million with cash, and to similarly collateralize any additional principal and interest borrowings up to the maximum of $3.0 million. The credit line with SVB was extended to May 1998, as described earlier.

On August 28, 1996, the Company reached an agreement in principle with WESAC, pursuant to which WESAC agreed to lend the Company up to $1.6 million. The loan bears interest at an annual rate of 13%; matures on January 1, 1997; and is secured by all of the assets of the Company. Interest and a commitment fee of $32,000 payable to WESAC are capitalized. In further consideration for making the loan, the Company agreed to issue to WESAC or its designee five year warrants to purchase the Company's common stock as the funds are drawn down. Each warrant covers the number of shares of common stock equal to the quotient of (i) the dollar amount of the draw down divided by (ii) $0.47, the approximate closing price of the common stock on August 16, 1996. The warrants become exercisable on issuance at $0.47 per share.
The Company had drawn $0.8 million against this loan as of September 30, 1996, and issued warrants covering 1,702,128 shares of common stock. The maturity of this loan will be extended as described above.

                                    14 of 18

In response to continuing weakness in its major markets and a deteriorating working capital position, the Company has initiated programs to conserve cash. A salary reduction program has been implemented for the majority of the executives at Wahlco, Inc., and all discretionary spending programs have been suspended.

The Company is continuing its efforts to restructure its assets and businesses including through the restructuring described above under "Recent Events," and the Board of Directors has directed the Company to consider various financing alternatives and other options, including among others, possible sales of assets or subsidiaries. While the Company is hopeful that its efforts will be successful, there can be no assurances that they will be; and if they are not, there would be a material adverse effect on the financial condition and results of operations of the Company.

                                    15 of 18

Part II: OTHER INFORMATION

ITEM 1.  Legal Proceedings

         Except as described in Note 5 ("Contingencies") to the Condensed Consolidated Financial Statements included in Item 1 of Part I, no material changes have occurred in the status of the Company's litigation in the quarter covered by this report.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits set forth in the following Index of Exhibits are filed as part of this report.

    (b) No reports on Form 8-K have been filed during the quarter for which this report is filed.

                                    16 of 18

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       Wahlco Environmental Systems, Inc.
                                       (Registrant)


Date:  November 8, 1996                /s/ C. Stephen Beal
                                       -----------------------------------------
                                       C. Stephen Beal
                                       President & Chief Executive Officer


Date:  November 8, 1996                /s/ A. Noel DeWinter
                                       -----------------------------------------
                                       A. Noel DeWinter
                                       Vice President & Chief Financial Officer

                                    17 of 18

                               INDEX OF EXHIBITS


EXHIBIT
NUMBER                              DESCRIPTION
-------                             -----------

11. Term Loan Agreement and Warrant Agreement and Form of Warrant between Wahlco Environmental Systems, Inc. and WES Acquisition Corp. dated August 28, 1996.

27.           Financial Data Schedule (EDGAR filing only)

                                    18 of 18