Form 10-K405
period 1996-12-31
WAHLCO ENVIRONMENTAL SYSTEMS INC
filed 1997-04-15
CIK 861184

                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                      FORM 10-K
                                ---------------------

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
    ACT OF 1934.
                     FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                                          OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934.
                  For the transition period from     -      to    -
                                                 ----------    ---------
                            Commission file number 1-10470

                          WAHLCO ENVIRONMENTAL SYSTEMS, INC.
    -----------------------------------------------------------------------
     Delaware                                         33-0391175
--------------------                             -----------------------
(State or other jurisdiction of                  (I.R.S. Employer
incorporation or organization                    Identification No.)

3600 West Segerstrom Avenue
Santa Ana, California                                 92704
----------------------------------               ------------------------
(Address of principal executive offices)         (Zip Code)

Registrant's telephone number, including area code:   (714)  979-7300

Securities registered pursuant to Section 12 (b) of the Act:

      Title of Each Class             Name of Each Exchange on Which Registered
      -------------------             -----------------------------------------
      Common Stock
      par value $.01                       New York Stock Exchange

Securities registered pursuant to Section 12 (g) of the Act:         None
                                                               ---------------
                                                              (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes    X      No
    -------      -------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K [X]

At March 14, 1997, the aggregate market value of the voting stock held by non-affiliates of the registrant was $2,673,750.

At March 14, 1997, there were 17,649,000 shares of the registrant's common stock outstanding.

Part III incorporates information by reference from a definitive Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the close of the registrant's fiscal year ended December 31, 1996.

                                                                Page 1 of 59
                                                      Exhibit Index at Page 53

                                        PART I

ITEM 1.  BUSINESS.

         Wahlco Environmental Systems, Inc. ("WES") is a Delaware corporation with its principal executive offices located at 3600 West Segerstrom Avenue, Santa Ana, California 92704 (telephone number (714) 979-7300). Unless otherwise indicated, the term "Company" or "WES" refers to WES and its consolidated subsidiaries.

         The Company designs, manufactures, and sells combined cycle gas turbine products, metallic bellows, air pollution control equipment, and related products and services to electric utilities, independent power producers, cogeneration plants, and industrial manufacturers worldwide. The Company also provides mechanical plant installation services and rents associated equipment to users in the U.K. The Company operates through several subsidiaries which focus on specific geographical regions or products. These entities, located primarily in the United States and the U.K., are coordinated through common corporate management.

GENERAL DEVELOPMENT OF BUSINESS

         The Company was formed in 1990 by Pacific Diversified Capital Company ("PDC"), a wholly-owned subsidiary of San Diego Gas & Electric Company ("SDG&E"), for the purpose of acquiring and operating Wahlco, Inc. ("Wahlco"), at that time a wholly-owned subsidiary of PDC. In May 1990, the Company issued 3,389,000 shares of common stock in its initial public offering. Upon the completion of the public offering, PDC's ownership interest in the Company was approximately 81%.

         On June 6, 1995, PDC sold to WES Acquisition Corp., an affiliate of Wexford Capital Corporation ("WESAC"), its 81% stock interest in the Company.

         On March 30, 1990, the Company acquired all of the capital stock of Bachmann Companies, Inc. ("Bachmann"), which designs, manufactures and sells gas flow diverters, dampers, and expansion joints used by electric utilities and other industrial companies.

         On August 8, 1991, WES acquired all the outstanding shares of stock of Teddington Bellows Ltd. ("Teddington"), which manufactures specialized high performance metallic expansion joints. Teddington's customers include power generation, petrochemical, automobile, construction, and steel companies.

         On August 17, 1991, the Company acquired substantially all of the Metro-Flex Group (now called Wahlco Engineered Products Ltd.), headquartered in Baar, Switzerland, and Pentney Engineering Ltd. ("Pentney"), and Treste Plant Hire Limited ("Treste") headquartered in Chesterfield, England. Wahlco Engineered Products, Ltd. ("WEP Ltd."), now located at the Pentney facilities in Chesterfield, England, designs and markets gas flow diverters and dampers for electric utility and industrial power plant exhaust systems. Pentney manufactures products for WEP Ltd. and also provides hydraulic equipment, pipework, and general metal fabrication.

         In June 1995, the Company formed a division of Wahlco to identify and develop products designed for the destruction of volatile organic compounds ("VOCs"). In November 1995, the division signed a license agreement with LTG Lufttechnische GmbH ("LTG") to sell and manufacture a line of products for the reduction and control of VOCs in the United States, Canada and Mexico. LTG is located in Stuttgart, Germany and designs, manufactures and sells a broad line of catalytic and thermal VOC and odorant oxidizers.

DESCRIPTION OF THE BUSINESS

         The Company's business is operated through its subsidiaries:

         Wahlco Engineered Products, Inc. (U. S.) designs, manufactures and sells gas flow diverters, dampers and fabric and metallic expansion joints used by electric utilities and other industrial companies.

         Wahlco Engineered Products, Ltd. (U.K.) designs and sells gas flow diverters which control and direct the flow of gases from a gas turbine exhaust to a waste heat recovery boiler in a gas-turbine combined-cycle power-generation plant.

         Pentney Engineering Ltd. (U.K.) provides mechanical pipework and plant installation, hydraulic equipment manufacture, and general fabrication to WEP Ltd., utilities and industrial companies.

         Teddington Bellows Ltd. (U.K.) designs, manufactures and sells specialized high performance metallic expansion joints for industrial and utility applications.

         Wahlco (U.S.) designs, manufactures, sells, leases and services equipment used by electric utilities and others to reduce and control air pollution. Wahlco's products and services include flue gas conditioning systems, Nitrogen Oxide ("NOx") reduction systems, and industrial electric heaters and thermocouples. In addition, through its license agreement with LTG, Wahlco manufactures and sells catalytic and thermal oxidizers to control and reduce VOCs.

         Treste Plant Hire, Ltd., rents mechanical equipment to the United Kingdom construction industry.

PRODUCTS AND SERVICES

         The Company's products are sold in the coal-fired utility after-boiler market, the gas-turbine power-generation market, the market for elimination of volatile organic compounds and other industrial markets.

DAMPERS, DIVERTERS, EXPANSION JOINTS, PIPING SYSTEMS, HYDRAULIC EQUIPMENT AND OTHER SERVICES (80% OF 1996 REVENUES AND 78% OF 1995 REVENUES)

         Gas flow diverters divert the flow of exhaust gases from gas turbines either to the atmosphere via stack or to a boiler for steam production. The steam produced is principally used for power generation by steam turbines (combined cycle). In some cases, the steam is used as process steam in district heating systems, water desalination, or operations such as liquefying oil to assist in its extraction from the ground (co-generation). Gas flow diverters are supplied to the power generation industry, industrial power plant systems, and similar process industries of gas type isolation equipment. Diverters are sold to customers in Europe, Southeast Asia, the Far East and the United States.

         Dampers control the flow of air and gas by directing, throttling and/or channeling air and gas through a single path. They are used by power generating utilities, petrochemical plants, refineries, chemical plants, cement plants, paper and steel mills, and other industrial companies.

         Expansion joints are produced from various fabrics and metals, in a variety of configurations, and are used with diverters and other ducting systems. These products are provided to a wide range of industries.

         Metallic expansion joints are installed in liquid and gas piping, pressure systems and exhaust systems in the chemical, petrochemical, utility power generation, aviation, nuclear, ship building, heating and other general industries. Expansion joints are used primarily to counteract the negative effect of the expansion and contraction of pipes and ducts caused by extreme temperature changes from a production process such as electric power production and petroleum refining.

         In 1995 and 1996, only a small portion of these businesses was driven by environmental regulation.

         WARRANTIES. Warranties for the Company's products generally average from 12 to 24 months from the date of sale and provide for the repair or replacement, without charge, of any parts found to be defective in material or workmanship under normal and proper use (except wear and tear from abrasion or corrosion). The Company believes that the useful life for this group of products ranges from 3 to 20 years under normal and proper use.

FGC SYSTEMS, HEATERS AND THERMOCOUPLES, AND RELATED PRODUCTS AND SERVICES (20% OF 1996 REVENUES; 22% OF 1995 REVENUES)

         FLUE GAS CONDITIONING ("FGC") SYSTEMS. The Company is the leading provider of FGC systems worldwide. The FGC business is principally driven by environmental regulations that require electric utilities to meet certain emissions standards for particulate matter and sulfur oxides.

         To comply with these regulations, many utilities previously burning high sulfur coal have switched to low sulfur coal. While the conversion from high sulfur to low sulfur coal enables utilities to meet existing sulfur oxide emissions standards, the conversion generally results in an increase in particulate emissions. FGC systems increase the collection efficiency of electrostatic precipitators ("ESPs"), which abate particulate (fly ash) emissions. The Company's FGC technologies include sulfur trioxide, ammonia and dual conditioning (both sulfur trioxide and ammonia conditioning). FGC systems may be installed on existing or new ESP's.

         The ability of Wahlco's customers to purchase low sulfur coal economically is an important factor in the continuing demand for Wahlco's FGC business. Experts in the field of coal resources expect this trend to continue. Originally, low sulfur coal was thought to be more difficult to obtain and transport when planning for the Clean Air Act began in the early 1990's.

         RENTAL UNITS. The Company rents FGC test systems to its customers to demonstrate that the technology will reduce particulate emissions sufficiently to comply with regulations.

         SERVICE AGREEMENTS. The Company has, from time to time, entered into maintenance agreements of varying terms and conditions under which it maintains systems purchased by its customers.

         NITROGEN OXIDE ("NOx") REDUCTION SYSTEMS. The Company's Staged NOx Reduction System ("SNRS") relies on two NOx reduction technologies: selective non-catalytic reduction ("SNCR") and selective catalytic reduction (SCR).
The system uses the customer's existing air heater to further reduce NOx emissions. The air heater SCR process is covered by U.S. and foreign patents owned by the Company. In 1995, the Company received contracts for four SNCR systems in Russia. The contract is important because the global market for NOx reduction systems on both oil and coal-fired boilers is significant.

         HEATERS AND THERMOCOUPLES. Thermocouples are heat-sensing devices used in conjunction with a temperature controller or indicator to convert an electrical signal to a temperature readout. The Company's electrical heaters include: (l) tubular heaters for plastic injection molding and extrusion, pipe heating and die heating; (2) immersion heaters for heating liquids in the chemical and process industries; (3) duct heaters for heating large quantities of air or gas passing through ducts; (4) tubular elements for specialty heating applications; and (5) silicone rubber heaters for drum and tank heating used for food processing, medical equipment and other applications.

         VOLATILE ORGANIC COMPOUND ("VOC") CONTROL SYSTEMS. Under a license agreement with LTG Lufttechnische GmbH covering the U.S., Canada and Mexico, the Company manufactures a full line of thermal and catalytic oxidizers to control and destroy VOCs. VOCs are an inherent by-product of many industrial processes, but the emission of these hazardous compounds to the atmosphere is limited under current state and federal regulations stemming from the 1990 Clean Air Act Amendments Titles I, III and V.

         WARRANTIES. Warranties for FGC and VOC systems generally provide for the repair or replacement, without charge, of any parts found to be defective in material or workmanship under normal and proper use (excepting wear and tear from abrasion or corrosion) within 18 months from the date of shipment or 12 months from the date of initial operation, whichever occurs first. In addition, under certain circumstances, the Company guarantees that proper operation of its FGC and VOC systems will not exceed certain effluent opacity or emission levels over an initial acceptance period.

         Warranties for heaters and thermocouples generally provide that the Company will repair or replace, without charge, any parts found to be defective in material or workmanship under normal and proper use (excepting wear and tear from abrasion or corrosion) within 12 months from the date of sale. The Company believes the useful life of each of these products exceeds five years under normal and proper use.

PATENTS AND TRADEMARKS

         The Company holds twenty-four U.S. patents and corresponding foreign patents and/or applications. Existing patents expire between 1999 and 2015. Although initially enhanced by its patent rights, the Company believes its ability to compete effectively in the FGC market depends primarily upon its engineering, scientific and technological expertise and its reputation for successful installations. This includes a database of information relating to coal and ash analysis and precipitator size and operating conditions. In addition, the Company has competed successfully in the sale of its sulfur dioxide-based and ammonia conditioning systems, which are not protected by patents, and in the sale of its sulfur-burning FGC systems in foreign countries in which it does not have significant patent protection.

         During 1996, the Company was awarded four new U.S. patents covering different approaches to environmentally beneficial "In-duct gas conditioning" which the Company believes could become an important FGC technology. Foreign patent applications for this technology are in progress.

         In May 1992, the Company acquired from L&C Steinmuller GmbH three U.S. and a number of corresponding foreign patents which broadly cover the core component of Wahlco's entry into the market for the control of NOx emissions.

         The Company holds several U.S. and foreign patents, relating to dampers, diverters and expansion joints, which expire between 1998 and 2015. In addition, a number of applications are pending, for some of which patent grants are imminent. As these patents and applications relate to a diverse range of products, and because the Company's business is more dependent upon the engineering quality of the Company's products, the Company does not view its success as dependent upon any single patent.

         Dampers, diverters, expansion joints and related services are marketed under the trademarks or tradenames "WAHLCO," "METRO-FLEX," and "TEDDINGTON."

RESEARCH AND PRODUCT DEVELOPMENT

         Expenditures for research and product development were approximately $277 thousand in 1996 and $460 thousand in 1995. The Company's research and development activities are substantially augmented by the knowledge gained through custom engineering provided for individual customers.

         The Company has an ongoing program to improve its products. As examples, its research efforts have resulted in the development of FGC process improvements, development of high efficiency catalysts, improvements to heat exchange surfaces, NOx reduction systems, a heat transfer testing facility, and a sophisticated database containing information relating to coal and ash analysis for sizing and improving the performance of electrostatic precipitators, and precipitator size and operating conditions.

MARKETING

         The Company markets its products, technologies and services to electric utilities and industrial customers worldwide. The principal export markets for the Company's products are Asia, Europe and Canada. (See Note 13 to Consolidated Financial Statements.)

         The Company has a dedicated sales force for each subsidiary, managed under common corporate control. Coordination among these groups has aided the development of relationships and future business prospects for all products.

         Since January 1997, Wahlco's sales organization has been headquartered in Santa Ana, California. A sales manager oversees approximately 40 independent sales representative organizations in North America that sell to utility customers and industrial customers, primarily in the steel, cement, pulp and paper and related process industries. The international sales function operates through a network of 42 representatives in 57 countries in Africa, Asia, the Pacific Rim, the Caribbean, Europe, the Middle East, and Central and South America. In addition to this sales organization, Wahlco markets its products through sales and/or service offices located in California, and Illinois.

         Wahlco's FGC marketing efforts are targeted primarily at coal-fired power plants operated by electric utilities. Repeat business for FGC systems is limited because individual customers typically have a small number of electrostatic precipitators and because FGC systems operate for many years without the need for replacement.

         In recent years, Wahlco has increased its international marketing efforts for FGC systems. While U.S. environmental regulations, mandating lower emissions levels for power generating plants, have been in place for several years, many other countries have not yet adopted or enforced strict regulations aimed at reducing emissions from coal fired power plants. Wahlco believes that Asia, Europe, and Africa, may enact stricter regulations to control power plant emissions. It is impossible to predict with certainty, however, whether such regulations will be enacted or, if enacted, enforced, or the effect of such regulations upon the Company's business.

         Wahlco has developed a proprietary staged NOx reduction system ("SNRS") that provides gas and coal-fired utilities with a modular, economic solution to NOX removal. To increase market penetration, the Company is working with Nalco Fueltech, a significant participant in NOx reduction, to jointly market the staged reduction technique using the Company's patented heater basket technology.

         Wahlco's marketing activities for the VOC control product line are similar to those for the FGC product line. A sales manager oversees a network of independent sales representative organizations in the United States, Mexico and Canada. VOC and FGC sales representatives do not generally overlap because the VOC market addresses a different industrial base. During 1996, the primary VOC control markets in the U.S. were wood products, semiconductor manufacturing, printing/coating, surface finishing, metal decorating and chemical processing.

         Marketing and sales for Wahlco Engineered Products, Inc. ("WEP, Inc.") is based in Lewiston, Maine and focuses on customers in the power, pulp & paper, cement, metals, and petro-chemical industries in North, Central and South America through a network of approximately 28 independent sales representative organizations.

         WEP, Inc. also markets dampers and expansion joints to customers in Europe and Asia through a network of 18 independent sales representative organizations in Europe and Asia. In addition, WEP, Inc. sell diverters to U.S. based customers for projects in Europe and Asia.

         WEP Ltd.'s products are marketed internationally by 28 direct and independent sales representatives in 34 countries. Sales, engineering and technical support are performed from the Chesterfield, U.K. facility.

         Teddington uses 10 of its own and several of the Company's international sales and marketing representatives.

CUSTOMERS

         No customer accounted for more than 10% of the Company's revenues in 1996. (See Note 13 to Consolidated Financial Statements).

RAW MATERIALS

         The materials used in the production of the Company's product lines are generally available through a number of sources, and the Company does not anticipate difficulty in obtaining the materials and components used in its operations. Most of the materials used by the Company are ordered to a number of standards, including ASME, ASTM and DIN.

         Certain materials and components must withstand extreme operating conditions and because only relatively few component suppliers consistently meet necessary specifications, the Company purchases from a limited number of suppliers. Generally, the Company has not experienced difficulty in obtaining the necessary materials and components and has several alternative sources of supply.

         Pentney and Teddington have achieved ISO 9000 standards. The remaining subsidiaries continue to work toward achieving ISO 9000 accreditation or equivalent standards.

COMPETITION

         Wahlco, Inc. competes primarily on its engineering, scientific and technological expertise. Wahlco believes that its past performance record of approximately 400 installed systems is a benefit in dealing with its customers. Wahlco bases its belief with respect to the performance record of its FGC systems on its ongoing communications with customers for which it has installed such systems.

         Since 1990, Wahlco's domestic FGC business has experienced increased price competition as domestic utilities attempted to reduce the overall costs of compliance with state and federal regulations. Several smaller domestic manufacturers including Chemithon, Inc. and Wilhelm Environmental Technologies, Inc., have been successful in securing some FGC contracts.

         As a result of price competition, Wahlco has experienced a decline in market share and in overall FGC margins. During the period 1993-1996, Wahlco confronted competitive pricing pressures by reducing certain engineering and manufacturing costs and by reconfiguring various products to better meet customer demand. Based upon internal market information, the Company believes that Wahlco still continues to be the leading provider for FGC systems in the United States and maintains a strong market position internationally.

         Since there are several alternatives to FGC systems, Wahlco faces substantial competition from companies providing devices which reduce particulate emissions generally without the need for FGC systems. Examples of such devices are scrubbers, certain ESPs, and baghouses. Numerous factors may be considered by an electric utility in determining whether to install FGC systems or an alternative technology to achieve compliance. These include the amount of initial capital expenditures, issues and policies related to fuel sources, related on-going operating and maintenance costs, availability and associated costs of low and/or high sulfur coal, the particular emission standards applicable to the public utility, and the value of any credits or allowances which may be available.

         One of the largest factors affecting the market and its competitive nature has been the utilities' strategy to postpone adding FGC and other compliance equipment by blending coals. Utilities have mixed high and low sulfur coal or burned low sulfur coal containing enough sulfur content to reduce sulfur emissions without impairing the effectiveness of the particulate control devices.

         Wahlco faces substantial competition with respect to its thermocouple and electrical heater products and serves a relatively small portion of the total market. In addition to a few large companies which market such products nationally, there are also several regional suppliers which compete with Wahlco. In establishing a market niche, Wahlco targets customers requiring specially engineered and customized products.

         The Company's line of products to control VOC's compete with products from numerous competitors. Products are customized for particular applications, and companies compete based on design and engineering capabilities as well as installation and on-site reliability.

         WEP, Inc. faces significant competition in the sale of its dampers, diverters, and expansion joints. Although these products are differentiated by design, sophistication, reliability, and customer service, many purchasing decisions are made on the basis of price and delivery.

         WEP Ltd. continues to win a significant share of the international market for gas flow diverters. Pentney, Treste and Teddington complete in the U.K. construction market which has been somewhat depressed during the last two years. Recent strength of the U.K. pound has adversely affected the U.K. market.

         WEP, Inc. and WEP, Ltd. believe that, as a group, they command a significant share of the global market for gas flow diverters and dampers. Significant competitors in this market include Rappold, Braden, Effox, and Stober & Morlock. Domestically, WEP, Inc. faces competition in the damper market from Effox, American Warming & Ventilating, ACDC, DDI, and others. In the expansion joint market, WEP, Inc. competes with Pathways, EJS, Senior Flexonics, Badger, and others.

GOVERNMENTAL REGULATION

         Although the Company's manufacturing operations are subject to environmental regulations governing the discharge of pollutants, compliance by the Company with these environmental regulations has not had, and is not anticipated to have, a material effect on the capital expenditures, earnings or competitive position of the Company.

         Certain of the Company's business is dependent upon government regulation of air pollution at the federal, state, local and foreign levels. In the United States, the Federal Clean Air Act ("CAA") (which was amended in 1990 to impose stricter requirements for emissions), and the associated federal and state regulations largely determine the size and timing of the investments the Company's customers make in pollution control equipment. Clean air legislation in the United States requires compliance with ambient air quality standards and empowers the Environmental Protection Agency ("EPA") to establish and enforce limits on the emission of various pollutants. The states have primary responsibility for implementing these standards and, in some cases, have adopted more stringent standards than those adopted by the EPA.

         Several factors have negatively impacted the air pollution control equipment marketplace since the passage of the CAA Amendments in 1990. There was a general increase in competition and an associated decrease in unit prices. These factors combined to erode gross margins. Weakness in general business conditions and changes specific to utility industry customers, such as the availability of emission credit trading, caused many air pollution control equipment customers to reevaluate or postpone capital equipment decisions. As an example, the market for FGC equipment plunged almost 70% in 1992. Many of the Company's customers were able to meet January 1, 1995 (Phase I) compliance requirements by blending coal, using environmental credits, derating plants, and other methods rather than by purchasing FGC equipment.

EMPLOYEES

         At December 31, 1996, the Company employed 354 persons, of whom 250 were engaged in production and operations, 35 were engaged in engineering and scientific research, 36 were engaged in accounting and administration, 26 were engaged in sales, and 7 were in general management.

FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS; EXPORT SALES

         Information about revenues, results of operations and identifiable assets by geographic areas and the amount of export sales for the periods indicated is set forth in Note 13 to Consolidated Financial Statements. The Company's operations outside the United States are subject to the usual risks and limitations attendant upon investments in foreign countries, such as fluctuations in currency values, exchange control regulations, wage and price controls, employment regulations, effects of foreign investment laws, governmental instability (including expropriation or confiscation of assets) and other potentially detrimental domestic and foreign governmental policies affecting U.S. companies doing business abroad.

ITEM 2.  PROPERTIES.

         The building which houses the Company's and Wahlco's headquarters located in Santa Ana, California, is occupied under a lease expiring July 31, 2001 at a rental of $42,000 per month. The building consists of approximately 28,000 square feet of office space and approximately 22,000 square feet of production space. Wahlco also owns a 5,000 square foot service/installation office located in Thornton, Illinois.

         Wahlco Engineered Products, Inc. is headquartered in Lewiston, Maine, in a 49,300 square foot facility owned by the Company, consisting of 12,000 square feet of office space, and 37,300 square feet of manufacturing area.

         Wahlco Engineered Products Ltd. operates from leased facilities in Chesterfield, England aggregating to approximately 115,000 square feet. The facilities consist of 95,000 square feet of manufacturing space and 20,000 square feet of office space. Approximately 24,000 square feet of manufacturing space are subleased, which generates approximately $85 thousand per year. Lease payments required on these facilities total $277 thousand per year. These lease payments, which are part of the purchase agreement when the Company purchased Pentney Engineering Ltd., are made to a company which is 50% owned by an officer of the Company and a previous co-owner of Pentney Engineering Ltd. Teddington owns and operates a 75,000 square foot facility in Swansea, Wales. In March 1993, the Company purchased the facility for approximately $227 thousand.

         The Company believes that its facilities are adequate for its current operations.

ITEM 3.  LEGAL PROCEEDINGS.

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                              EXECUTIVE OFFICERS

         The names and ages of the executive officers of the Company and the positions held by each during the last five years were as follows:

         C. Stephen Beal, 49, is the President and Chief Executive Officer of Wahlco Environmental Systems, Inc. Prior to joining Wahlco, as a result of the acquisition by the Company of Pentney Engineering, Ltd. in 1991, Mr. Beal served as Managing Director and joint owner of the Pentney Group since 1974. From 1991 to 1996, Mr. Beal served as President and CEO of the Company's Engineered Products Group.

         A. Noel DeWinter, 58, has been Vice President and Chief Financial Officer since October 1996 after serving as Vice President, Controller since March 1995. Mr. DeWinter served as Vice President, Finance from October 1991 to January 1992, and Chief Financial Officer from January 1990 to October 1991. From January 1992 to January 1994, he served at the Company's Lewiston, Maine subsidiary as Vice President, Finance.

         James J. Ferrigan, 43, has been Senior Vice President, NOx Reduction Technologies, Wahlco, Inc., since March 1997. Prior thereto, he was Senior Vice President of North American Marketing for Wahlco, Inc. for more than five years.

         Barry J. Southam, 60, has served as Senior Vice President, FGC Technologies, Wahlco, Inc., since March 1997. He served as Senior Vice President, International Sales and Marketing for the Company since September 1991. Prior thereto, he was Vice President of International Operations for Wahlco, Inc. for more than five years.

         The officers are elected annually by the Board of Directors at the first meeting following the Annual Meeting of Stockholders. There is no family relationship between any of the officers, directors or persons nominated to become a director. There were no arrangements or understandings between any officer and any other person pursuant to which he was elected as an officer.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

COMMON STOCK PRICE FROM JANUARY 1, 1996 TO DECEMBER 31, 1996


                   1st Quarter    2nd Quarter    3rd Quarter    4th Quarter
---------------------------------------------------------------------------
High Price            1 7/8         1 3/8           5/8            1/2
Low Price             1 1/4          5/8            3/8            9/32





COMMON STOCK PRICE FROM JANUARY 1, 1995 TO DECEMBER 31, 1995

                   1st Quarter    2nd Quarter    3rd Quarter    4th Quarter
---------------------------------------------------------------------------
High Price           2 3/8          2 1/4          3 1/4          2 7/8
Low Price            1 1/8          1              1 1/2          1 3/8


         The Company's Common Stock is list ed on the New York Stock Exchange and trades underthe symbol WAL. At March 14, 1997, there were approximately 279 stockholders of record of the Company's Common Stock. This number does not include shareholders whose shares are held in the name of a nominee.

ITEM 6.  SELECTED FINANCIAL DATA

(Dollar and share amounts in thousands, except per share data)


SUMMARY OF OPERATIONS                   1996(1)     1995(1)     1994(1)     1993(1)     1992(1)
------------------------------------------------------------------------------------------------
Revenues                               $ 43,051    $ 60,100    $ 69,897      82,121      81,877
Operating income (loss)                 (12,945)    (12,536)    (73,523)    (16,353)    (16,608)
Net income (loss)                       (10,809)    (11,352)    (66,149)    (10,896)    (12,788)
Net income (loss) per common share        (0.61)   $  (0.64)   $  (3.75)   $  (0.62)   $  (0.72)
Average shares outstanding               17,649      17,649      17,649      17,649      17,649

Backlog at year end                    $ 23,899    $ 20,613    $ 32,250    $ 33,500    $ 39,208
Number of employees at year end             354         423    $    508    $    814         788

FINANCIAL POSITION AT YEAR END
------------------------------------------------------------------------------------------------
Working capital (deficit)              $  5,163    $ 12,713    $ (6,860)   $  5,695    $  3,215
Property, plant and equipment, net        5,190       5,921      10,232      15,468      24,242
Goodwill, net                                 -           -       2,606      53,491      55,685
Total assets                             29,820      46,519      58,930     129,780     136,378
Long-term debt                           12,145       7,948       1,037       1,265       4,593
Other liabilities                         2,435       3,689       4,128       3,300       3,847
Stockholders' equity (deficit)           (2,820)      7,367       6,678      72,653      83,932

FINANCIAL PERFORMANCE
------------------------------------------------------------------------------------------------
Current ratio                               1.3         1.5         0.9         1.1         1.1
Long-term debt as a %
  of total capitalization                 130.2%       51.9%       13.4%        1.7%        5.2%

(1) During the years 1990 - 1992, the Company made several business acquisitions, and from 1993 to 1995 disposed of various businesses, which may affect the comparability of the information. (See Note 3 to Consolidated Financial Statements.)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

YEAR ENDED DECEMBER 31, 1996 COMPARED TO THE YEAR ENDED DECEMBER 31, 1995.

         Revenues in 1996 decreased $17.0 million, or 28%, to $43.1 million from $60.1 million in 1995. Revenues from businesses discontinued in late 1995, primarily the operations in Australia, represented $2.9 million of the revenue decrease. The decrease was primarily associated with reduced revenues for gas flow diverters ($7.2 million), pipe work systems and hydraulics equipment ($5.6 million), and flue gas conditioning (FGC) systems ($5.6 million). These lower revenues were partially offset by an increase in shipments of damper products from the Company's facility in Maine. ($3.2 million). International revenues accounted for 67% of total revenues in 1996 compared to 78% of total revenues in 1995.

         FGC revenues have decreased in each of the last three years due to the absence of large contracts from domestic utilities. Commencing in 1994, the U.S. Electric Utility Industry has undergone major restructuring, as a result of ongoing federal and state deregulation. Orders for all significant capital expenditures, including air pollution control equipment, have been minimal during this period.

         The Company's 1996 cost of revenues totaled $39.1 million and represented 91% of revenues. In 1995, the Company's cost of revenues totaled $51.5 million and represented 86% of revenues. The increase in cost of revenues as a percent of revenues in 1996, as compared to 1995, was due to contract provisions of approximately $2.9 million taken in the second, third and fourth quarters of 1996, primarily related to jobs subcontracted from Italy and the U. K. in foreign locations. Cost of revenues for FGC systems increased to 91% of revenues in 1996 from 74% of revenues in 1995, due to a large significant profitable FGC contract in 1995 which did not recur in 1996. In addition, fixed manufacturing and engineering cost became more significant against the lower 1996 revenues.

         Selling, general and administrative (SG&A) expense, before restructuring charges and intangible write-downs, totaled $16.8 million in 1996, down from $19.1 million in 1995 and $21.4 million in 1994. SG&A expense, as a percent of revenues, before restructuring charges and intangible write-downs, was 39% in 1996, and 32% in 1995 and 31% in 1994. SG&A expense in 1996 included one-time charges of approximately $2.8 million, including $2.4 million of reserves for bad debts and $0.7 million for executive severance and option costs, partially offset by the reversal of $0.3 million in reserves deemed unnecessary. Approximately $0.8 million of the bad debt reserve related to reserves required in the Company's Italian operation. SG&A expense in 1995 contained one-time charges totaling $2.3 million for legal and closing costs related to the purchase by WESAC of an 81% interest in the Company and a decision to close the Puerto Rico production facility. In 1996, SG&A expense included approximately $0.9 million of expenses related to the marketing and sale of VOC products and the Company's license agreement with Viking Water Systems, Inc. SG&A expense related to these businesses was $0.3 million in 1995. The number of employees in the Company totaled 354 at December 31, 1996, down from 423 and 508 at the end of 1995 and 1994, respectively.

         Prior to the acquisition by WESAC of 81% of the Company's common stock, the Company's U.S. operations were consolidated into the tax return of San Diego Gas & Electric Company, its former 81% parent, through a tax sharing agreement dated April 1990. This agreement terminated on the closing of the equity sale to WESAC.

         With respect to WESAC's acquisition of PDC's shares on June 6, 1995, the buyer and seller agreed to jointly elect tax treatment for the transaction as similar to an asset acquisition under section 338(h)(10) of the Internal Revenue Code. Under this election, the allocation of the purchase price to the assets deemed purchased resulted in the recording of deferred tax liabilities totaling $5.0 million, of which approximately $700 thousand was recorded in current liabilities.


         Subsequent to the closing of the WESAC transaction on June 6, 1995, and after the deferred tax liabilities were recorded, the Company provided tax benefits of $3.0 million in 1995 and $2.0 million in 1996 against losses from domestic operations. The tax benefit in 1996 also included $0.9 million from the release of tax reserves deemed unnecessary.

YEAR ENDED DECEMBER 31, 1995 COMPARED TO THE YEAR ENDED DECEMBER 31, 1994.

         Revenues of $60.1 million in 1995 were $9.8 million, or 14%, below 1994 revenues of $69.9 million. Revenues from businesses discontinued in 1995 and 1994 decreased to $3.5 million in 1995 from $10.3 million in 1994, accounting for $6.8 million of the total revenue decrease. Revenues from continuing operations decreased $3.0 million, to $56.6 million in 1995 from $59.6 million in 1994, primarily due to a $3.1 million decrease in FGC and De-NOx system revenues. International revenues accounted for 78% of total revenues in 1995 compared to 60% of revenues in 1994.

         The decrease in FGC and De-NOx systems revenues in 1995 resulted from the absence of large contracts from domestic utilities. Confronted by increased competition developing from continuous Federal and state deregulation, the U.S. electric utility industry is in the midst of major restructuring with the result that order activity for domestic FGC systems has been declining in this marketplace.

         In addition, the air pollution control industry is in a period of relatively low activity between two compliance deadlines. Demand for domestic clean air products, including FGC and De-NOx systems, is principally driven by compliance with emission limits established by the Federal Clean Air Act Amendments in 1990. The Phase I Compliance deadline was January 1, 1995, and the Phase II Compliance deadline is January 1, 2000. Having met the Phase I requirements, many North American utilities will likely delay Phase II compliance actions until later in the decade.

         The Company's cost of revenues in 1995 totaled $51.5 million and represented 86% of revenues, compared to cost of revenues of $64.7 million at 93% of revenues in 1994. Approximately $11.3 million of 1994 cost of revenues relates to operations which were closed or cut back over the last two years, including Wahlco Power Products, Inc. ("WPPI"), Field Service Associates, Inc. ("FSA"), Exergetic Systems, Inc. ("ESI") and Wahlco Engineered Products, Pty. Ltd. (Australia). When these operations are excluded, the percentage of cost of revenues to total revenues is 86% and 89% in 1995 and 1994, respectively.

         In 1995, cost of revenues as a percent of revenues decreased primarily due to lower costs on De-NOx contracts and the absence of high costs on a large domestic 1994 FGC contract. In addition, closing the Puerto Rican manufacturing facility and transferring FGC production systems to California reduced duplicate factory overhead costs and lowered unit production costs.

         During 1995, the Company continued its cost reduction program which commenced in 1992. As a result, selling, general and administrative ("SG&A") expense, before restructuring charges and intangible write-downs, declined from $21.4 million in 1994 to $19.1 million in 1995. SG&A expense, as a percent of revenues, before restructuring charges and intangible write-downs was 32%, in 1995, 31% in 1994 and 30% in 1993. As a result of the cost reduction program, the number of employees declined to 423 at December 31, 1995, down from 508 and 814 at the end of 1994 and 1993, respectively.

         During the third quarter of 1995, the Company released restructuring accruals totaling approximately $590 thousand, primarily related to strategic actions no longer under consideration by management. The reserves had been provided for 1993 and 1994 for the closing of facilities used in international operations and associated severance. After review, management deemed these reserves unnecessary.

         During the fourth quarter of 1995, management evaluated the value of goodwill remaining on the Company's books at Wahlco, Inc. and Pentney in the U.K. As a result of this analysis, which involved a forecast for each business and the discounting of future cash flows, the goodwill at Wahlco, Inc. and Pentney, which totaled $1.8 million and $634 thousand, respectively was written off.

         Subsequent to the write-off of goodwill, the Company adopted the provisions of FAS 121, effective December 31, 1995. No additional write-downs of assets was required under FAS 121 in 1995. (See Note 1 to Consolidated Financial Statements)

         The Company was unable to book a tax benefit against 1995 losses prior to June 6, 1995, the date WESAC purchased SDG&E's 81 percent stock interest in the Company, since the tax sharing agreement with SDG&E limited the Company's reimbursements for tax credits and losses which the Company would be entitled had it filed separate income tax returns.

         Subsequent to the closing of the WESAC transaction on June 6, 1995, and after the deferred tax liabilities were recorded, the Company provided tax benefits of $3.0 million against losses from domestic operations.

LIQUIDITY AND CAPITAL RESOURCES

         The Company had a negative cash flow from operating activities in 1996 of $4.1 million compared to a negative cash flow of $10.3 million in 1995. The negative cash flow in 1996 resulted from the net loss of $10.8 million, partially offset by reductions in working capital, principally accounts receivable and inventories. The negative cash flow in 1995 resulted primarily from the net loss of $11.4 million reported in that year. In 1996 and 1995, the Company funded its operating cash flow deficit through borrowings from its 81% stockholder, WESAC, and its primary bank, as described below.

         The Company had a working capital position of $5.2 million at December 31, 1996 compared to working capital of $12.7 million at December 31, 1995. The decrease in working capital reflects a $5.0 million reduction in accounts receivable and a $4.6 million decline in inventories, due to the lower level of production and revenues in 1996 compared to 1995, and contract adjustments and operating losses in 1996. Working capital improved in 1995 principally due to the contribution to capital of approximately $20 million of short-term debt owed by the Company to PDC as part of the WESAC transaction. (See Note 1 to the Consolidated Financial Statements).

         As a security for performance and advances on long-term contracts, the Company is contingently liable in the amount of $1.3 million at December 31, 1996 under standby letters of credit of which $1.1 million are fully secured by restricted cash and marketable securities.

         Capital expenditures in 1996 totaled $402 thousand compared to $648 thousand in 1995. Approximately $155 thousand was spent on additions to the rental equipment inventory at Treste Plant Hire Ltd. Another $48 thousand was spent to expand the Treste facility. The balance of the capital expenditures were for a variety of production equipment and certain building improvements.

         On October 25, 1996, the Company's loan and security agreement with Silicon Valley Bank was modified, so that (i) the maturity date was extended to May 1998, and (ii) the interest rate on funds borrowed by the Company was reduced from about 11% to about 5.5%, since WESAC deposited cash collateral equivalent to the funds borrowed with Silicon Valley Bank. As part of the loan and security agreement in October 1995 and the renegotiation in October 1996, the Company issued warrants to SVB to purchase 175,000 shares of the Company's Common Stock at $2.29 per share, which warrants expire on October 26, 2000.

         On August 28, 1996, the Company reached an agreement with WESAC, pursuant to which WESAC agreed to lend the Company up to $1.6 million. The loan bears interest at an annual rate of 13%, and is secured by all of the assets of the Company. Interest and a commitment fee of $32,000 have been paid in kind and added to principal. In further consideration for making the loan, the Company agreed to issue to WESAC or its designee five year warrants to purchase the Company's common stock as the funds are drawn down. Each warrant covers the number of shares of common stock equal to the quotient of
(i) the dollar amount of the draw down divided by (ii) $0.47, the approximate closing price of the common stock on August 16, 1996. The warrants become exercisable on issuance at $0.47 per share. The Company had drawn $1.5 million against this loan as of December 31, 1996, and issued warrants covering 3,404,255 shares of common stock to four WESAC partnerships which provided the funding. The loan matured on January 1, 1997 but was extended as described below.

         On October 18, 1996, the Company announced a capital restructuring plan that will reduce the Company's debt and provide additional working capital. The capital restructure plan, subject to final documentation and stockholder approval, involves converting $5 million of WESAC debt into 12% preferred stock. The preferred stock will be convertible into 10,958,904 common shares, representing a per share conversion price of $0.45625, the average closing price of the common stock for the thirty trading days prior to October 18, 1996. Quarterly dividends on the preferred stock can be paid in additional preferred stock in lieu of cash, at the option of the Company.

         The impact on the Company's capital structure of the conversion of WESAC debt into preferred stock, as described above, is as follows:

          Proforma Impact of Converting Debt into Preferred Stock
             Consolidated Balance Sheet at December 31, 1996

                                                  PRIOR TO             AFTER
                                                 CONVERSION          CONVERSION
                                                 ----------          ---------
Long-term debt                                    $12,145              $7,145
Stockholders' equity                              $(2,820)             $2,180

         As part of the restructuring plan, WESAC extended the maturity of the August 1996 $1.6 million facility and the existing Silicon Valley Bank loan. Both facilities mature in May 1998. WESAC also agreed to provide the Company with a new $2.4 million standby line of credit.

         As of March 31, 1997, the Company had not drawn the remaining $100 thousand available under the August 1996 term loan or any funds on the $2.4 million line.

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

BACKLOG AND BOOKINGS


         Backlog at December 31, 1996 was $23.9 million compared to $20.6 million at December 31, 1995. FGC system backlog increased to $5.2 million at December 31, 1996 from $3.1 million at the end of 1995. Backlog is unaudited and is defined as work for which the Company has entered into a signed agreement or has received a requisition or purchase order. Approximately $3.9 million of the December 31, 1996 backlog is scheduled for delivery after December 31, 1997. Historically, substantially all of the Company's backlog has resulted in completed contracts.

EFFECTS OF INFLATION; OTHER COST INCREASES

         Management does not believe that inflation has had a material effect on operations during the past several years. However, the Company experienced significant stainless steel price increases on one large contract in Southeast Asia in 1995 and 1996. Increases in labor, materials and other operating costs could adversely affect the Company's operations, if the Company is unable to raise its prices to cover the increases.

FOREIGN CURRENCY TRANSLATION

         A substantial portion of the Company's assets are outside of the United States and are subject to fluctuation in exchange rates. The foreign currency translation adjustment to the Balance Sheet at December 31, 1996 was $2.0 million (net of tax) compared to $2.5 million as of December 31, 1995.

CAUTIONARY STATEMENT

         The foregoing discussion under the heading "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" contains various "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and represent the Company's expectations or beliefs concerning future events, including the following:
Statements regarding increasing competition from other manufacturers of FGC equipment; statements regarding compliance methods other than FGC systems such as coal blending, environmental credits, etc.; statements regarding the timing of demand for clean air products under CAA Phase II deadlines; statements regarding the adequacy of the Company's cash provided by internally generated funds and outside borrowings. The Company cautions that these statements are further qualified by important factors that could cause actual results to differ materially from those projected by the Company, including, but not limited to, the following: change in emphasis regarding compliance of existing clean air legislation under a new administration; changing governmental regulations or legislation; development of alternative compliance technologies; and emergence of new competitors as Phase II of the CAA deadlines draw closer. Future results actually achieved thus may differ materially from historical results and/or from Company forecasts.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Public Accountants

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF WAHLCO ENVIRONMENTAL SYSTEMS,
INC.:

         We have audited the accompanying consolidated balance sheets of Wahlco Environmental Systems, Inc. as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the years then ended. These consolidated financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wahlco Environmental Systems, Inc. as of December 31, 1996, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

         The accompanying consolidated financial statements have been prepared assuming that Wahlco Environmental Systems, Inc. will continue as a going concern. As more fully described in Note 1, the Company has incurred recurring operating losses, and has been dependent on advances from its parent as well as proceeds from the sale of fixed assets to fund its cash flow requirements. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets, or the amount and classification of liabilities that may result from the possible inability of Wahlco Environmental Systems, Inc. to continue as a going concern.

         Our audit was made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The schedule listed in the index of the consolidated financial statements is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

Orange County, California
April 7, 1997
                                 Arthur Andersen LLP

Report of Independent Public Accountants

THE BOARD OF DIRECTORS AND STOCKHOLDERS OF WAHLCO ENVIRONMENTAL SYSTEMS, INC.

         We have audited the accompanying consolidated statements of operations, stockholders' equity, and cash flows of Wahlco Environmental Systems, Inc. for the year ended December 31, 1994. Our audit also included the financial statement schedule listed in the Index at Item 14(a) for the year ended December 31, 1994. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

         We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Wahlco Environmental Systems, Inc. for the year ended December 31, 1994, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein for the year ended December 31, 1994.

         The accompanying consolidated financial statements have been prepared assuming that Wahlco Environmental Systems, Inc. will continue as a going concern. As more fully described in Note 1, the Company has incurred recurring operating losses, had a working capital deficiency and has been dependent on advances from its parent as well as proceeds from the sale of marketable securities and fixed assets to fund its cash flow requirements. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classifications of assets, including goodwill and intangibles, or the amounts and classification of liabilities that may result from the possible inability of Wahlco Environmental Systems, Inc. to continue as a going concern.

                                  Ernst & Young LLP
February 24, 1995
Orange County, California

CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE DATA)


                                                                         December 31,
--------------------------------------------------------------------------------------------
ASSETS                                                                 1996         1995
--------------------------------------------------------------------------------------------
CURRENT ASSETS:
   Cash and cash equivalents                                        $   1,853    $   3,840
   Restricted cash and cash equivalents                                 1,050        1,307
   Accounts receivable                                                 12,069       15,935
   Cost and estimated earnings in excess of
      billings on uncompleted contracts                                 2,148        6,839
   Inventories                                                          4,738        8,711
   Other current assets                                                 1,365        1,580
--------------------------------------------------------------------------------------------

   TOTAL CURRENT ASSETS                                                23,223       38,212
Property, plant and equipment, net                                      5,190        5,921
Other assets                                                            1,407        2,386
--------------------------------------------------------------------------------------------
                                                                    $  29,820    $  46,519
--------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
   Notes payable                                                    $     373    $   2,744
   Accounts payable                                                     9,622        8,932
   Accrued payroll and payroll related liabilities                      1,589        1,944
   Billings in excess of costs and estimated earnings
      on uncompleted contracts                                          1,356        2,376
   Current portion of long-term debt                                      228          204
   Taxes payable                                                          317          391
   Other accrued liabilities                                            4,575        8,908
--------------------------------------------------------------------------------------------
   TOTAL CURRENT LIABILITIES                                           18,060       25,499


Long-term debt                                                         12,145        7,948
Other liabilities                                                       2,435        3,689
Deferred income taxes                                                       -        2,016
Commitments and contingencies
STOCKHOLDERS' EQUITY (DEFICIT):
   Preferred stock, $.01 par value; 10,000,000 shares authorized,           -            -
      None issued or outstanding
   Common stock, $.01 par value; 50,000,000 shares authorized,
      17,649,000 shares issued and outstanding                            176          176
   Capital in excess of par value                                      90,735       90,534
   Retained deficit                                                   (91,684)     (80,875)
   Foreign currency translation adjustment                             (2,047)      (2,468)
--------------------------------------------------------------------------------------------
      TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                             (2,820)       7,367
--------------------------------------------------------------------------------------------
                                                                    $  29,820    $  46,519
--------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------


See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA)

Years ended December 31,                                  1996            1995            1994
-----------------------------------------------------------------------------------------------
REVENUES:
    Product sales                                   $   36,346      $   49,558       $  51,750
    Rental, service and other                            6,705          10,542          18,147
-----------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------
                                                        43,051          60,100          69,897
-----------------------------------------------------------------------------------------------
COSTS AND EXPENSES:
    Cost of revenues:
       Product sales                                    32,685          43,421          49,640
       Rental, service and other                         6,412           8,099          15,015
    Selling, general and administrative                 16,769          19,171          21,431
    Restructuring and other intangibles write-downs        130            (590)          6,213
    Goodwill amortization and write-downs                    -           2,535          51,121
-----------------------------------------------------------------------------------------------
                                                        55,996          72,636         143,420
-----------------------------------------------------------------------------------------------

Operating loss                                          (12,945)       (12,536)        (73,523)
-----------------------------------------------------------------------------------------------
OTHER INCOME (EXPENSE):
    Interest and other income                               875            359           1,069
    Interest and other expense                           (1,663)        (2,125)         (2,394)
-----------------------------------------------------------------------------------------------
                                                           (788)        (1,766)         (1,325)
-----------------------------------------------------------------------------------------------

Loss before income taxes                                (13,733)       (14,302)        (74,848)

Benefit from income taxes                                (2,924)        (2,950)         (8,699)
-----------------------------------------------------------------------------------------------

Net loss                                            $   (10,809)    $  (11,352)      $ (66,149)

-----------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------
Net loss per share                                  $     (0.61)    $    (0.64)      $   (3.75)
-----------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------

Weighted average common shares outstanding               17,649         17,649          17,649
-----------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
(IN THOUSANDS, EXCEPT SHARE DATA)

                                                            CAPITAL         RETAINED       FOREIGN
                                                          IN EXCESS         EARNINGS      CURRENCY             TOTAL
                                       COMMON STOCK          OF PAR     (ACCUMULATED   TRANSLATION      STOCKHOLDERS'
                                   SHARES        AMOUNT       VALUE         DEFICIT)    ADJUSTMENT   EQUITY (DEFICIT)
----------------------------------------------------------------------------------------------------------------------
 Balance, December 31, 1993      17,649,000     $  176      $ 78,188    $    (3,374)   $   (2,337)      $   72,653
 Net loss                                -          -             -         (66,149)           -           (66,149)
 Change in foreign currency
   translation adjustment
   (net of deferred taxes
   of $96)                               -          -             -              -            174              174
----------------------------------------------------------------------------------------------------------------------
 Balance, December 31, 1994      17,649,000        176        78,188        (69,523)       (2,163)           6,678
 Net loss                                -          -             -         (11,352)           -           (11,352)
 Contribution to capital, net
   of deferred taxes                     -          -         11,750             -             -            11,750
 Stock option programs                   -          -            596             -             -               596
 Change in foreign currency
   translation adjustment
   (net of deferred taxes
   of $164)                              -          -             -              -           (305)             (305)
----------------------------------------------------------------------------------------------------------------------
 Balance, December 31, 1995      17,649,000        176        90,534        (80,875)       (2,468)           7,367
 Net loss                               -           -             -         (10,809)           -           (10,809)
 Stock option programs                   -          -            201             -             -               201
 Change in foreign currency
   translation adjustment
   (net of deferred taxes
   of $227)                              -          -             -              -            421              421
----------------------------------------------------------------------------------------------------------------------
 Balance, December 31, 1996      17,649,000     $  176      $ 90,735    $   (91,684)   $   (2,047)      $   (2,820)
----------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)


Years ended December 31,                                    1996         1995           1994
-----------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                               $(10,809)    $ (11,352)    $ (66,149)
   Adjustments to reconcile net loss to
    net cash provided by
      (used in) operating activities:
      Depreciation and amortization                          1,406         1,692         3,008
      Non-current asset write-downs                              -         2,405        54,106
      Deferred income taxes                                 (2,924)       (3,422)       (4,635)
      Loss (gain) on sale of fixed assets                      (83)          625          (406)
      Deferred compensation                                    311           596              -
      Changes in current assets and
       liabilities net of effects from acquisitions:
         Accounts receivable                                 4,982         1,124          (644)
         Refundable income taxes                                 -           883         8,640
         Costs and estimated earnings in excess of
            billings on uncompleted contracts                5,254         2,016          (695)
         Inventories                                         4,596        (4,168)        4,447
         Other current assets                                  317            17          (459)
         Accounts payable                                       24        (1,799)        2,025
         Accrued payroll and payroll related liabilities      (425)          615          (554)
         Billings in excess of costs and estimated
           earnings on uncompleted contracts                (1,134)          314           492
         Income taxes payable                                  (87)         (252)            -
         Other accrued liabilities                          (5,520)          368         3,242
-----------------------------------------------------------------------------------------------
         NET CASH PROVIDED BY (USED IN) OPERATING
           ACTIVITIES                                       (4,092)      (10,338)        2,418

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sales of marketable securities                  -             -         7,182
   Purchase of property, plant and equipment                  (402)         (648)       (1,679)
   Proceeds from dispositions of property, plant
     and equipment                                              46         2,799         3,645
   Change in other assets                                      774         1,375          (776)
-----------------------------------------------------------------------------------------------
         NET CASH PROVIDED BY INVESTING ACTIVITIES             418         3,526         8,372

CASH FLOWS FROM FINANCING ACTIVITIES:
   Advances from WESAC                                       2,738         3,248             -
   Payments to WESAC                                             -        (1,000)            -
   Borrowing on notes payable                                   11         3,206             -
   Payments on notes payable                                  (714)         (922)      (14,000)
   Borrowings on long-term debt                                 53            65             -
   Payments on long-term debt                                 (280)         (336)       (1,949)
   Payments to Pacific Diversified Capital Company               -          (372)            -
   Advances from Pacific Diversified Capital Company             -         1,267         7,997
-----------------------------------------------------------------------------------------------
        NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES  1,808         5,156        (7,952)

Effect of exchange rate changes on cash                       (378)         (318)         (506)
-----------------------------------------------------------------------------------------------
Increase (decrease) in cash and cash equivalents            (2,244)       (1,974)        2,332
Cash and cash equivalents, beginning of year                 5,147         7,121         4,789
-----------------------------------------------------------------------------------------------
Cash and cash equivalents, end of year                     $ 2,903      $  5,147       $ 7,121
-----------------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash (paid for) received from income taxes               $  (107)      $ 1,221       $12,247
-----------------------------------------------------------------------------------------------
  Cash (paid for) interest                                  $ (541)     $ (1,088)      $  (608)
-----------------------------------------------------------------------------------------------


See notes to consolidated financial statements.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

(Dollars in thousands, except share and per share data)

1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

     Wahlco Environmental Systems, Inc. ("the Company") was incorporated on February 6, 1990 as a Delaware corporation and issued ten shares of common stock to Pacific Diversified Capital Company ("PDC"), a wholly-owned subsidiary of San Diego Gas & Electric Company ("SDG&E"). On April 25, 1990, the Company issued an additional 14,259,990 shares of common stock to PDC in exchange for all of the outstanding stock of Wahlco, Inc. ("Wahlco"), at that time a wholly-owned subsidiary of PDC. For financial reporting purposes, the exchange was accounted for as a reorganization of companies under common control and the historical cost basis of Wahlco carried over to the Company.

     Wahlco's predecessor, known as Wahlco, Inc. ("the Predecessor Company"), was acquired by PDC in October 1987 for a purchase price of $40,000 and contingent consideration based on certain Wahlco earnings levels. On March 1, 1990, Wahlco, PDC and the shareholders of the Predecessor Company entered into an Earnout Payment Agreement which fixed the amount of the contingent consideration provided for in the October 1987 merger agreement at $10,750 plus accrued interest of $171 through the settlement date of May 1990. The payment of this obligation was accounted for as additional purchase price, increasing goodwill.

     In May 1990, the Company issued 3,389,000 shares of common stock in its initial public offering. Total proceeds to the Company, net of underwriters' discount and expenses related to the offering, were approximately $37,881. As a result of the offering, PDC's ownership interest in the Company was reduced to approximately 81%.

     On May 15, 1995, PDC entered into a purchase agreement with WES Acquisition Corporation ("WESAC"), an affiliate of Wexford Capital Corporation, under which WESAC purchased $4,900 of the Company's outstanding debt to PDC, and PDC contributed to the capital of the Company the remaining approximately $20,000 the Company owed to PDC. Pursuant to the same agreement, WESAC agreed to purchase PDC's 81 percent stock interest in the Company. The share transfer was approved under the Hart-Scott-Rodino Antitrust Act on June 2, 1995, and the purchase of the stock interest was completed on June 6, 1995.

OPERATIONS

     The Company designs, manufactures, and sells air pollution control and power plant efficiency equipment, combined cycle gas turbine products, metallic bellows, and related services to electric utilities, independent power producers, cogeneration plants, and industrial manufacturers worldwide. Under separate licensing agreements, the Company manufactures and installs products for the control of volatile organic compounds. The Company also provides mechanical plant installation services and rents mechanical equipment to users in the U. K. The Company operates through several distinct subsidiaries, which focus on specific geographical regions or products. These entities, located throughout the United States and other geographical locations, are coordinated through common corporate management.

     The Company's business is affected by world, national and local economic conditions and events, legislation, government negotiations, competition, exchange and interest rates and changing technology.

     The Company sells its products primarily to large utility and other industrial customers worldwide. Credit is extended based on an evaluation of the customer's financial condition, and collateral generally is not required.

     The Company incurred net losses of $10,809 in 1996, and $11,352 in 1995, and $66,149 in 1994, and a net cash inflow (outflow) from operations of $(4,092) in 1996, and $(10,338) in 1995, and $2,418 in 1994. The cash flow deficits in 1996 and 1995 were funded through borrowings from WESAC and Silicon Valley Bank as described below and more fully in Note 6. The 1994 cash inflow was primarily associated with a decrease in refundable taxes of $8,640 resulting from the receipt of tax benefits of $12,500 from PDC.

     In October 1995, the Company entered into a loan and security agreement with Silicon Valley Bank ("SVB") under which SVB provided the Company with a $4,000 working capital loan through September 1996. In May 1996, the Company revised the terms of the credit line with SVB. Under the renegotiated terms, SVB agreed to provide a $3,000 line of credit, without covenants, to the Company through October 25, 1996. WESAC agreed to collateralize its guarantee of the Company's outstanding loan balance of $1,900 with cash, and to similarly collateralize any additional principal and interest borrowings up to the maximum of $3,000.

     In October 1996, the Silicon Valley Bank agreement was further modified, so that (i) the maturity date was extended to May 1998, and (ii) the interest rate on funds borrowed by the Company was reduced from about 11% to about 5.5%, since WESAC had deposited cash collateral equivalent to the funds borrowed with Silicon Valley Bank. Borrowings under the loan totaled $1,927 at December 31, 1996, which included $1,700 of cash borrowings and $227 cash collateral for letters of credit issued under this loan arrangement.

     In August 1996, the Company reached an agreement with WESAC, pursuant to which WESAC agreed to lend the Company up to $1,600. The loan bears interest at an annual rate of 13%; matures on January 1, 1997; and is secured by all of the assets of the Company. The Company had drawn $1,500 against this loan as of December 31, 1996. The maturity of this loan has been extended as described below.

     In October 1996, the Company announced a capital restructuring plan that will reduce the Company's debt and provide additional working capital. The capital restructure plan, subject to final documentation and stockholder approval, involves converting $5,000 of WESAC debt into 12% preferred stock. The preferred stock will be convertible into 10,958,904 common shares, representing a per share conversion price of $0.45625, the average closing price of the common stock for the thirty trading days prior to October 18, 1996. Quarterly dividends on the preferred stock can be paid in additional preferred stock in lieu of cash, at the option of the Company.

     As part of the restructuring plan, WESAC extended the maturity of the August 1996 $1,600 facility and the Silicon Valley Bank loan. Both facilities mature in May 1998. WESAC also agreed to provide the Company with a new $2,400 standby line of credit.

     As of March 31, 1997, the Company had not drawn the remaining $100 thousand available under the August 1996 term loan or any funds on the $2.4 million line.

     The Company believes that the extension of the existing facilities with WESAC and Silicon Valley Bank, along with the new line of credit, will be adequate to fund the Company's operations during 1997. However, significant changes in the Company's anticipated level of business and other events could substantially increase the Company's cash requirements above those now anticipated, and thereby materially and adversely affect the Company's results of operations and financial condition. Therefore, the Company is continuing to seek additional sources of financing and to evaluate various strategies, including seeking new capital to meet its working capital requirements. There can be no assurance, however, that the Company will be successful in these efforts.

     All of the above conditions raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amount and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of the Company and its subsidiaries. All material intercompany accounts and transactions have been eliminated.

USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

REVENUE RECOGNITION

     Revenues from most of the Company's large contracts are recognized using the percentage-of-completion method. Under this method, revenues are recognized in the same proportion as the percentage of costs incurred during the period to estimated total costs for each contract. Changes in job performance, job conditions, estimated profitability and final contract settlements may result in revisions to revenue recognition and are recognized in the period in which the revisions are determined. It is reasonably possible that the revenues and estimated costs on certain contracts may change in the near term.

     Revenues from other products are recognized on a completed contract basis, where revenues and their associated costs are recognized when the contract is complete or when the product is shipped.

     Revenues from rental and service contracts are recognized over the respective lease or service period.

     Cost of revenues includes all direct materials, labor costs and indirect costs related to contract performance such as indirect labor, warranty, supplies, tools, repairs and depreciation.

     Selling, general and administrative costs are charged to expense as incurred.

CASH EQUIVALENTS

     The Company considers all highly liquid investments with maturities, at the date of purchase, of three months or less to be cash equivalents.

RESTRICTED CASH

     At December 31, 1996, $1,050 of cash was pledged to the Company's various banks as collateral for the letters of credit and other bank guarantees.

INVENTORIES

     Inventories are stated at the lower of cost (first-in, first-out method) or market.

PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment is stated at cost and depreciated over the following estimated useful lives, predominantly using the straight-line method:

    Buildings and improvements         5 to 35 years
    Machinery and equipment            3 to 15 years

GOODWILL AND OTHER INTANGIBLE ASSETS

     Management routinely evaluates events or conditions that might indicate impairment of value or require a reduction in the amortization period of the Company's goodwill and other intangible assets. As discussed above, the Company's financial performance has been below expectations during the last three years. It continues to experience intensifying competition and margin pressure in its major markets, and has restructured its operations in response to these factors. As a result, management took substantial write-downs against goodwill and other intangibles during the quarter ended June 30, 1994, reduced the amortization period from 40 to 20 years effective June 1, 1994 and wrote-off the remaining goodwill during the fourth quarter of 1995. (See note 5).

     In March, 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121 ("FAS 121") which changed the method of accounting for long-lived assets, whereby long-lived assets that are expected to be held and used in operations should be carried at the lower of cost or the fair value of the asset and long-lived assets to be disposed of should be reported at the lower of carrying amount or fair value less cost to sell. In evaluating long-lived assets held for use, an impairment loss is recognized if the sum of the expected future cash flows (undiscounted and without interest charge) is less than the carrying amount of the asset. Once a determination has been made that an impairment loss should be recognized for long-term assets expected to be held and used, various assumptions and estimates are used to determine fair value. Subsequent to the write-off of goodwill in the fourth quarter of 1995, the Company adopted the provisions of FAS 121, effective December 31, 1995. No additional write downs of assets were required under FAS 121 in 1996 or 1995. It is reasonably possible that the estimates used to determine the fair value of certain long-lived assets will change in the near term.

INCOME TAXES

     The Company prepares a consolidated Federal income tax return. The effective tax rate is different than the Federal statutory rate principally due to losses from the Company's operations which cannot be utilized and from certain state taxes. The Company files separate state, Puerto Rican and foreign income tax returns.

     The Company accounts for income taxes under the method prescribed by FAS No. 109. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

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

NET LOSS PER SHARE

     Net loss per share is computed using the weighted average number of common shares outstanding. Common stock equivalents were antidilutive in each of the years 1996, 1995, and 1994.

FOREIGN CURRENCY TRANSLATION

     Assets and liabilities of the Company's foreign subsidiaries, which are principally located in the United Kingdom and Italy, are translated at year-end rates of exchange, and revenues and expenses are translated at average monthly rates of exchange. Gains and losses resulting from foreign currency transactions (transactions denominated in other than the subsidiary's functional currency) are included in operations and are not significant. The change in the Foreign Currency Translation Adjustment, which is included in stockholders' deficit, was primarily due to a strengthening of the foreign currencies against the U.S. dollar.

PRODUCT WARRANTY COSTS

     Provision for estimated warranty expense is recorded at the time of sale and periodically adjusted to reflect actual experience. The Company reported warranty expense provisions of $1,794, $1,137 and $981 in 1994, 1995, and 1996, respectively. Costs charged against the warranty reserve at WEP, Inc. have been reduced significantly over the past three years, from $1,410 in 1994, to $700 in 1995, and to $335 in 1996. Significant warranty costs have been incurred since 1992 to re-design and correct toggle type diverters, acquired at the time of the purchase of Bachmann.

RECLASSIFICATIONS

     Certain amounts in the 1995 and 1994 consolidated financial statements have been reclassified to conform with the 1996 presentation.

2.  BALANCE SHEET COMPONENTS

                                                     1996                1995
-------------------------------------------------------------------------------

Inventories:
   Raw materials                                  $   1,375           $   1,910
   Work in process                                    3,152               6,579
   Finished goods                                       211                 222
-------------------------------------------------------------------------------
                                                  $   4,738           $   8,711
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

Other accrued liabilities:
   Commissions                                    $     944           $   1,030
   Warranty                                           1,279                 826
   Restructuring                                        249                 375
   Accrued contract costs                               646               5,032
   Other                                              1,457               1,645
-------------------------------------------------------------------------------
                                                  $   4,575           $   8,908
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

Property, plant and equipment, at cost:
   Land                                           $     270           $     270
   Buildings and improvements                         4,290               4,308
   Machinery and equipment                           11,301              11,629
   Construction in progress                               0                  26
-------------------------------------------------------------------------------
                                                     15,861              16,233
   Less accumulated depreciation and amortization   (10,671)            (10,312)
-------------------------------------------------------------------------------
                                                  $   5,190           $   5,921
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

3.  DISPOSALS OF SUBSIDIARIES

              In May 1995, the Company initiated the closure of the manufacturing plant in Puerto Rico, where it assembled flue gas conditioning ("FGC") systems, and transferred the manufacture of these systems to Santa Ana, California. On October 20, 1995, Wahlco, Inc. sold the manufacturing facility in Puerto Rico for $1,550. The facility was operated by a subsidiary, Wahlco International, Inc.

              On January 19, 1994, Wahlco Power Products, Inc. ("WPPI") sold substantially all of the assets associated with the manufacture of its tube shield products for $600 and a 6 percent royalty payable quarterly, with a minimum royalty payment per year of $100 for four years. Subsequent to receipt of the first $100 payment, the remaining royalty obligation was set aside for a cash settlement of $240 in May 1995.

              The WPPI air preheater line and other equipment used in the manufacture of heater baskets was sold on October 7, 1994 to ABB Air Preheater, Inc. ("ABB"), in conjunction with the settlement of a lawsuit. The amount paid to the Company by ABB to settle the lawsuit and sell the manufacturing line and associated equipment was $1,500 in cash and a commitment to provide $1,000 in heater basket product to fill future orders. The Company sold the WPPI plant and remaining equipment in May 1995 for $1,270.

              The Company sold the machinery, equipment and stock inventory at Wahlco Engineered Products, Pty. Ltd., its Australian subsidiary, for approximately $300 in August 1995. In May 1995, the Company closed the operations of Exergetic Systems, Inc., its performance monitoring subsidiary located in California, and sold nominal assets to the previous owner.

4.  REORGANIZATION

              As part of a restructuring plan in 1994, the Company took charges totaling $2,906 for the closure of several facilities, and reserves totaling $1,469 for the termination of 169 employees were established. During 1996 and 1995, $534 and $578, respectively, were paid in benefits against reserves.

              The following data reflect the combined results of the subsidiaries identified for closure during 1994:

Years ended December 31,                       1996       1995       1994
-------------------------------------------------------------------------------
Revenues:
   Product Sales                             $   605   $   3,428   $   7,040
   Service                                         -          30       3,256
-------------------------------------------------------------------------------
                                             $   605   $   3,458   $  10,296
-------------------------------------------------------------------------------
Cost of Revenues:
   Product Sales                             $   669   $   2,954   $   7,874
   Service                                         -          34       3,472
-------------------------------------------------------------------------------
                                             $   669   $   2,988   $  11,346
-------------------------------------------------------------------------------
Operating loss before restructuring charges  $   431   $     745   $   5,747
-------------------------------------------------------------------------------

5.  GOODWILL AND OTHER INTANGIBLE WRITE-DOWNS

              During 1995 and 1994, the Company evaluated the value of goodwill and intangibles, given intensifying competition and declining margins. As a result of this analysis, the Company wrote-off goodwill totaling $2,406 during the fourth quarter of 1995, which represented the remaining goodwill at Wahlco, Inc. and Pentney of $1,772 and $634, respectively.
                                      38

In 1994, the Company recorded write-downs of $50,403 and $1,826 of goodwill and other intangibles, respectively, during the quarter ended June 30, 1994. The write-down of goodwill consisted of $35,999 associated with its FGC and staged nitrogen oxide removal system businesses and $14,404 associated with its engineered products business.

              The other intangible write-downs in 1994 consisted primarily of $1,570 in gas flow diverter patents, which were no longer significant since the product had been redesigned. Other intangible write-downs were $165 and $91 associated with noncompete agreements with the previous owners of ESI and FSA, respectively.

              As of December 31, 1995, the Company had no goodwill remaining on the balance sheet.

6.  LINES OF CREDIT AND CAPITAL RESTRUCTURING PLAN

         On October 25, 1995, the Company entered into a loan and security agreement with Silicon Valley Bank ("SVB") under which SVB provided the Company with a $4,000 working capital loan through September 1996. Working capital draws by the Company under this facility were guaranteed by WESAC, up to the limit of the line. Borrowings under the loan totaled $1,927 at December 31, 1996, which included $1,700 of cash borrowings and $227 of cash collateral for letters of credit issued under this loan arrangement.

         On May 9, 1996, the Company revised the terms of the credit line with SVB. Under the renegotiated terms, SVB agreed to provide a $3,000 line of credit, without covenants, to the Company through October 25, 1996. WESAC agreed to collateralize its guarantee of the Company's outstanding loan balance of $1,900 with cash, and to similarly collateralize any additional principal and interest borrowings up to the maximum of $3,000. As consideration for posting the collateral, the Company agreed to pay WESAC a fee in the form of a note for $150 payable in two years at 15% interest.

         On October 25, 1996, the Silicon Valley Bank agreement was further modified, so that (i) the maturity date was extended to May 1998, and (ii) the interest rate on funds borrowed by the Company was reduced from about 11% to about 5.5%, since WESAC deposited cash collateral equivalent to the funds borrowed with Silicon Valley Bank. As part of the loan and security agreement in October 1995 and the renegotiation in October 1996, the Company issued warrants to SVB to purchase 175,000 shares of the Company's Common Stock at $2.29 per share, which warrants expire on October 26, 2000.

         On August 28, 1996, the Company reached an agreement with WESAC, pursuant to which WESAC agreed to lend the Company up to $1,600. The loan bears interest at an annual rate of 13%, and is secured by all of the assets of the Company. Interest and a commitment fee of $32 payable to WESAC are capitalized. In further consideration for making the loan, the Company agreed to issue to WESAC or its designee five year warrants to purchase the Company's common stock as the funds are drawn down. Each warrant covers the number of shares of common stock equal to the quotient of
(i) the dollar amount of the draw down divided by (ii) $0.47, the approximate closing price of the common stock on August 16, 1996. The warrants become exercisable on issuance at $0.47 per share. The Company had drawn $1,500 against this loan as of December 31, 1996, and issued warrants covering 3,404,255 shares of common stock to four WESAC partnerships which provided the funds. The loan matured on January 1, 1997 but was extended as described below.

         The warrants described above have been determined to have nominal value and have not been separately recorded in equity.

         On October 18, 1996, the Company announced a capital restructuring plan that will reduce the Company's debt and provide additional working capital. The capital restructure plan, subject to final documentation and stockholder approval, involves converting $5,000 of WESAC debt into 12% preferred stock. The preferred stock will be convertible into 10,958,904 common shares, representing a per share conversion price of $0.45625, the average closing price of the common stock for the thirty trading days prior to October 18, 1996. Quarterly dividends on the preferred stock can be paid in additional preferred stock in lieu of cash, at the option of the Company.

         The impact on the Company's capital structure of the conversion of WESAC debt into preferred stock, as described above, is as follows:

               Proforma Impact of Converting Debt into Preferred Stock
                  Consolidated Balance Sheet at December 31, 1996

                                        PRIOR TO        AFTER
                                       CONVERSION     CONVERSION
                                       ----------     ----------
         Long-term debt                 $12,145         $7,145
         Stockholders' equity           $(2,820)        $2,180

         As part of the restructuring plan, WESAC extended the maturity of the August 1996 $1,600 facility and the Silicon Valley Bank loan. Both facilities mature in May 1998. WESAC also agreed to provide the Company with a new $2,400 standby line of credit.

         The Company believes that the extension of the existing facilities with WESAC and Silicon Valley Bank, along with the new line of credit, will be adequate to fund the Company's operations during 1997. However, significant changes in the Company's anticipated level of business and other events could substantially increase the Company's cash requirements above those now anticipated, and thereby materially and adversely affect the Company's results of operations and financial condition. Therefore, the Company is continuing to seek additional sources of financing and to evaluate various strategies, including seeking new capital to meet its working capital requirements. There can be no assurance, however, that the Company will be successful in these efforts.

Selected data, with respect to the SVB facility and the former line of credit, is shown below:

                                          1996          1995            1994
------------------------------------------------------------------------------
Balance at December 31                $    1,700     $    1,700      $       -
Interest rate at December 31                5.5%          10.5%              -
Maximum amount outstanding            $    1,700     $    1,700      $  14,000
Average amount outstanding            $    1,700     $      312      $   3,583
Weighted average interest rate             9.54%           8.97%         5.91%
------------------------------------------------------------------------------

              The average amounts outstanding and weighted average interest rates during each year are based on daily balances outstanding.

              Equipment and facility notes in Italy and the Corporate office of $305 and $68, respectively, total to the caption, notes payable.

7.  LONG-TERM DEBT

              Long-term debt consists of the following at December 31:

                                                              1996        1995
--------------------------------------------------------------------------------

7.9525% note payable, due in fifty-four monthly
   installments of $19 (principal and interest) through
   June 2000, secured by related lease payments (Note 11)  $     702    $    874

Secured term loan from WESAC, bearing interest at
   13.0% and due May, 1998.                                    5,763       5,061

Secured term loan from WESAC, bearing interest at
   13.0% and due May, 1998.                                    2,372       2,087

Secured loan from Silicon Valley Bank, bearing interest at
   5.5% and due May 1998.                                      1,700           -

Secured term loan from WESAC, bearing interest at
   13.0% and due May, 1998.                                    1,585           -

Other credit agreements                                          251         130
--------------------------------------------------------------------------------
                                                              12,373       8,152
Less current portion                                           (228)       (204)
--------------------------------------------------------------------------------
                                                           $  12,145    $  7,948
--------------------------------------------------------------------------------

         The fair value of each of the long-term debt instruments discussed above, as well as the notes payable discussed in Note 6, approximate the carrying amounts within an insignificant difference based on current market interest rates for similar instruments.

         Under an agreement reached between the Company and WESAC on March 22, 1996, interest due and payable from WESAC is compounded. This agreement commenced with interest due and payable for the fourth quarter of 1995 and extends through the maturity date. The above secured loan balances with WESAC include compounded interest of $1,304 and $248, as of December 31, 1996 and 1995, respectively, under this agreement.

         Principal payments due on long-term debt for the years subsequent to December 31, 1996 are as follows:

    1997                                  $    228
    1998                                    11,812
    1999                                       237
    2000                                        96
----------------------------------------------------------------------
    Total                                 $ 12,373
----------------------------------------------------------------------
----------------------------------------------------------------------

8.  INCOME TAXES

         The benefit from income taxes consists of the following:

Years ended December 31,               1996           1995           1994
-------------------------------------------------------------------------------
Federal
  Current                           $     -         $     -        $(4,446)
  Deferred                           (2,266)         (2,286)        (4,039)

State
  Current                                 -               -            420
  Deferred                             (658)           (664)          (653)

Puerto Rico
  Current                                 -               -             18
  Deferred                                -               -              1

Foreign
  Current                                 -               -              -
  Deferred                                -               -              -

-------------------------------------------------------------------------------
Benefit from income taxes           $(2,924)        $(2,950)       $(8,699)
-------------------------------------------------------------------------------
The benefit from income taxes differs from the amount obtained by applying the statutory tax rate as follows:

Years ended December 31,                                             1996       1995        1994
--------------------------------------------------------------------------------------------------
Federal benefit at statutory rate                                 $ (4,669)   $ (4,863)   $(25,828)
Federal benefit not allowable (pre-acquisition)                          -       1,326           -
Goodwill amortization                                                    -         735      14,812
State taxes, net of Federal impact                                    (498)       (703)       (232)
Limitation on benefit from current year net operating losses         1,327           -           -
Puerto Rican earnings (benefited) taxed at lower rates                   -          44        (249)
Foreign losses without current benefit                               1,816       1,032       5,046
Reduction in Federal and state tax liabilities no longer required     (900)       (106)     (1,443)
Investment loss in foreign affiliates and other                          -        (415)       (805)
--------------------------------------------------------------------------------------------------
Benefit from income taxes                                         $ (2,924)   $ (2,950)   $ (8,699)
--------------------------------------------------------------------------------------------------

              The Company had a tax sharing agreement with PDC which terminated on the closing of the equity sale to WESAC. The Company will not enter into a similar tax sharing agreement with WESAC. The tax effect of the WESAC purchase transaction resulted in a net deferred tax liability for the Company, which was offset against paid in capital.

              Significant components of the Company's deferred tax assets and liabilities as of December 31, 1996 and 1995 are as follows:

Deferred tax assets                                        1996            1995
-------------------------------------------------------------------------------
   Accruals                                           $   1,681      $      496
   Organization and start up costs                            -               -
   Net operating loss carry forwards                      4,904           2,748
   Other                                                      -             284
-------------------------------------------------------------------------------
       Total deferred tax assets                          6,585           3,528
   Valuation allowance                                  (2,423)               -
-------------------------------------------------------------------------------
       Net deferred tax assets                            4,162           3,528
-------------------------------------------------------------------------------
Deferred tax liabilities
-------------------------------------------------------------------------------
   Depreciation                                           1,088             165
   Basis adjustments on purchased assets                  3,074           5,379
-------------------------------------------------------------------------------
       Total deferred tax liabilities                     4,162           5,544
-------------------------------------------------------------------------------
Net deferred tax assets (liabilities)                 $       0      $  (2,016)
-------------------------------------------------------------------------------

              The Company has provided residual Puerto Rico tollgate tax on approximately

$11,000 of undistributed earnings as of December 31, 1995 and will be obligated to pay tollgate taxes estimated at approximately $1,000 over the next several years, which has been included in other liabilities in the accompanying balance sheet.

9.  RELATED PARTY TRANSACTIONS

         Included in other assets at December 31, 1996 and 1995 are $110 and $432, respectively, of non-interest bearing relocation loans to officers, employees and certain former employees, which become due in 1998 and are secured by second trust deeds on each individual's primary residence. The amount of discount and imputed interest income related to these notes is not material.

10.  LEASING ACTIVITIES

         The Company leases buildings, certain office space, vehicles, equipment and manufacturing facilities under non-cancelable operating leases which require annual aggregate rental payments as follows:

      1997                          $ 1,145
      1998                            1,111
      1999                            1,124
      2000                            1,135
      2001                              774
----------------------------------------------------------------------
      Total                         $ 5,289
----------------------------------------------------------------------
----------------------------------------------------------------------

         Total rental expense for the years ended December 31, 1996, 1995 and 1994 was $1,296, $1,251 and $1,341, respectively.

         During 1993, the Company sold a customer equipment lease contract to its equipment lease lender. The transaction resulted in revenue of approximately $800, the elimination of the Company's net investment in equipment leases and a reduction of the related long-term debt of approximately $3,200. The lease lender has the right to have the Company buy back the equipment at a definitive amount under certain circumstances, as defined. As of December 31, 1996, the total amount due, had one of these events occurred, would have been $2,699, of which $702 is included in long-term debt (see note 7).

         A security interest in service contract payments has been provided to a lender as collateral for a loan (see note 7).

11.  EMPLOYEE BENEFIT PLANS

         The Company has a defined contribution plan established under Internal Revenue Code Section 401(k) covering substantially all eligible domestic employees. In addition, as a result of certain acquisitions, the Company has adopted several foreign defined contribution plans covering substantially all eligible foreign employees. Employer contributions to the plans are made to an individual account for each participant based on a prescribed percentage of the employee's voluntary contribution, in accordance with the plans. Retirement benefits to the employees are based solely on the amount available in each participant's account at the time of retirement or termination of employment. The Company's contributions to the plans for the years ended December 31, 1996, 1995, and 1994 were $324, $419, and $437, respectively.

12.  STOCK-BASED COMPENSATION PLAN

         The Company has one stock option plan, the 1990 Stock Appreciation Rights Plan, now known as the Second Amended and Restated 1990 Stock Incentive Plan (the "Amended Plan"). The Company accounts for the Amended Plan under APB No. 25, under which the Company recognized compensation cost of $201 and $596 in 1996 and 1995, respectively.

         During 1994, the stockholders approved an amendment to the Amended Plan, which increased the number of Stock Appreciation Rights ("SARs") available to 1,764,900 from 882,450 and extended the plan to April 23, 1997.

         During 1995, the stockholders approved a further amendment to the Amended Plan which increased the number of shares available for grant to 2,647,350 from 1,764,900, eliminated the minimum purchase price for non-qualified stock options which had been established at 100% of the fair market value of the Company's Common Stock on the grant date and increased the maximum number of shares that may be subject to options granted to any one person in any one-year period from 50,000 to 1,000,000.

         Information with respect to the Amended Plan follows:

                                Rights and                               Number of
                                Options Available   Number      Rights   Stock      Option
                                for Issuance        of Rights   Prices   Options    Price
----------------------------------------------------------------------------------------------
Outstanding at December 31, 1993          178,290   664,160   4.50-13.00    40,000    7.25
Granted                                                   -            -         -       -
Canceled                                            (96,650)  4.50-13.00         -    7.25
----------------------------------------------------------------------------------------------
Outstanding at December 31, 1994        1,157,390   567,510   4.50-13.00    40,000    7.25
Granted                                                   -            - 2,069,920  0.49-2.50
Canceled                                           (124,600)           -         -        -
----------------------------------------------------------------------------------------------


Outstanding at December 31, 1995   94,520    442,910   $4.50-13.00   2,109,920    0.49-7.25
Granted                                         -                      345,048
Canceled                                    (145,510)                 (220,612)
--------------------------------------------------------------------------------------------
Outstanding at December 31, 1996  115,594    297,400   $4.50-13.00   2,234,356    0.49-7.25
--------------------------------------------------------------------------------------------
Exercisable                                  297,400   $4.50-13.00   1,716,417   $0.49-7.25
--------------------------------------------------------------------------------------------

     Had compensation cost for these plans been determined consistent with FASB Statement No. 123, the Company's net loss and earnings per share would have been the following pro forma amounts:

                                      1996          1995          1994
                                    --------      --------      --------
Net Loss:         As Reported       $(10,809)     $(11,352)     $(66,149)
                  Pro Forma          (11,554)      (12,084)      (66,149)

Primary EPS:      As Reported       $  (0.61)     $  (0.64)     $  (3.75)
                  Pro Forma            (0.65)        (0.68)        (3.75)

    Because the Statement 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

    A summary of the status of the Company's option plan at December 31, 1994, 1995 and 1996, and changes during the years then ended is presented in the table and narrative below:

                                         1996                     1995                     1994
                                 --------------------     --------------------      -----------------
                                   Shares     Wtd Avg       Shares    Wtd Avg       Shares    Wtd Avg
                                   (000)     Ex Price       (000)     Ex Price      (000)    Ex Price
                                 ---------   --------     ---------   --------      ------   --------
Outstanding at beg. of year      2,119,920     $.807         40,000     $7.25       40,000     $7.25

Granted                            335,048         -      2,079,920         -            0         0

Exercised                                0         0              0         0            0         0

Forfeited                         (220,612)    0.490              0         0            0         0

Expired                                  0         0              0         0            0         0
                                 ---------                ---------                 ------
Outstanding at end of year       2,234,356     $.764      2,119,920     $.807       40,000     $7.25
                                 ---------                ---------                 ------
Exercisable at end of year       1,716,417                  510,593                 40,000

Weighted average fair value
   of options granted                          $0.53                    $0.94                      -


          The options granted vest through 2000 and expire from 2000 to 2006.

          A total of 1,624,356 options outstanding at December 31, 1996 have an exercise price of $0.49 per share, 580,000 shares have an exercise price of $.992 per share and 30,000 shares have an exercise price of $1.875 per share. A total of 2,079,920 options were granted in 1995 which have a weighted average remaining contractual life of 8.2 years; 335,048 options were granted in 1996 which have a weighted average remaining contractual life of 9.6 years.

          The fair value of each grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions. Risk-free interest rates ranged from 5.7 to 6.3 percent for options granted in 1995, and ranged from 5.9 to 6.6 percent for options granted in 1996. Expected dividend yields of 0 percent were assumed for all options. Expected option lives of 8.2 and 9.6 years were assumed for the 1995 and 1996 options, respectively, and expected volatility was 62% and 76% for options granted in 1995 and 1996, respectively.

13.  BUSINESS SEGMENT, GEOGRAPHIC AREA AND MAJOR CUSTOMER INFORMATION

          The Company operates in several industries: the after-boiler market, the gas-turbine power-generation market, and the market for elimination of volatile organic compounds. The Company markets and sells most of its products through a coordinated worldwide sales force which interacts with both electric utilities and industrial customers in connection with the reduction and control of air pollution, gas flow control, energy efficiency, and the control of volatile organic compounds.

          The following table shows financial information by geographic area. "Other" consists principally of Canada and Australia:

-----------------------------------------------------------------------------
1996                       United States     Europe       Other       Totals
-----------------------------------------------------------------------------
Revenues                     $ 20,404      $  22,042    $   605     $  43,051
Operating loss                 (7,160)        (5,555)      (230)      (12,945)
Loss before income taxes       (8,392)        (5,495)       154       (13,733)
Identifiable assets            16,049         13,675         96        29,820
-----------------------------------------------------------------------------
1995
-----------------------------------------------------------------------------
Revenues                     $ 21,550      $  35,122    $ 3,428     $  60,100
Operating loss                 (9,826)        (2,341)      (369)      (12,536)
Loss before income taxes      (11,267)        (2,864)      (171)      (14,302)
Identifiable assets            22,638         22,999        882        46,519
-----------------------------------------------------------------------------
1994
-----------------------------------------------------------------------------
Revenues                     $ 34,246      $  31,296    $ 4,355     $  69,897
Operating loss                (57,064)       (12,623)    (3,836)      (73,523)
Loss before income taxes      (58,748)       (12,290)    (3,810)      (74,848)
Identifiable assets            37,911         19,202      1,817        58,930
-----------------------------------------------------------------------------

Export sales were as follows:

---------------------------------------------------------------------
Years ended December 31,                 1996        1995        1994
---------------------------------------------------------------------

Canada                                $   413      $   685        680
Europe                                    997        3,228        973
Asia                                    2,869        3,451      3,479
Africa and Other                        1,932        1,331      1,511
---------------------------------------------------------------------
                                      $ 6,211  $   $ 8,695      6,643
---------------------------------------------------------------------
---------------------------------------------------------------------

          There were no sales to individual customers constituting 10% or more of total revenues in 1996, 1995 or 1994.

14.  COMMITMENTS AND CONTINGENCIES

          As security for performance and advances on long-term contracts, the Company at December 31, 1996 is contingently liable in the amount of approximately $1,277 under standby letters of credit and bank guarantees.

          The Company and certain of its subsidiaries are parties to claims and litigation proceedings arising in the normal course of business.
Although the legal responsibility and financial impact with respect to such claims and litigation cannot presently be ascertained, the Company does not believe that these matters will result in the payment by the Company of monetary damages that in the aggregate, would be material in relation to the consolidated financial position of the Company. It is reasonably possible that the reserves provided for by the Company with respect to such claims and litigation could change in the near term.

15.  QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                          Net Income
                                                            (Loss)
              Revenue   Gross Margin   Net Income (Loss)   Per Share
---------------------------------------------------------------------
1996
Quarters:
First        $ 13,388    $   2,812         $   (810)      $   (0.05)
Second         10,119           11           (4,058)          (0.23)
Third           9,123        1,243           (1,417)          (0.08)
Fourth         10,421         (112)          (4,524)          (0.25)
---------------------------------------------------------------------
  Total      $ 43,051    $   3,954         $(10,809)      $   (0.61)
---------------------------------------------------------------------
---------------------------------------------------------------------
1995
Quarters:
First        $ 15,908    $   3,711         $   (517)      $    (.03)
Second         14,459        2,587           (2,810)           (.16)
Third          14,556        2,927              111             .01
Fourth         15,177         (645)          (8,136)           (.46)
---------------------------------------------------------------------
  Total      $ 60,100    $   8,580         $(11,352)      $    (.64)
---------------------------------------------------------------------
---------------------------------------------------------------------

          During the second and fourth quarters of 1996, and the fourth quarter of 1995, the Company's gross margin, net loss and net loss per share were affected by write-downs and restructuring charges (see note 4).

               SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

             Wahlco Environmental Systems, Inc. and Subsidiaries

                                                                   Additions
                                                                   ---------
                                     Balance at       Charged to Costs   Charged to Other                              Balance at
                                 Beginning of Period    and Expenses    Accounts - Describe  Deductions - Describe(1)  End of Year
                                 -------------------  ----------------  -------------------  ------------------------  -----------
Year ended December 31, 1996:
 Allowance for doubtful accounts      $1,277               $2,350                                 $421                     $3,206
 Inventory valuation reserve             286                  120                                  237                        169
 Restructuring reserve                   375                    0                                  126                        249
 Warranty reserve                        826                  981                                  528                      1,279
                                 ------------------   ---------------                        ---------------           -----------
  Total                               $2,764               $3,451                               $1,312                     $4,903
                                 ------------------   ---------------                        ---------------           -----------
                                 ------------------   ---------------                        ---------------           -----------


Year ended December 31, 1995:
 Allowance for doubtful accounts       $923                  $870                                 $516                     $1,277
 Inventory valuation reserve          1,110                   141                                  965                        286
 Restructuring reserve                1,819                  (590)                                 854                        375
 Warranty reserve                     1,662                 1,137                                1,973                        826
                                 ------------------   ---------------                        ---------------           -----------
  Total                              $5,514                $1,558                               $4,308                     $2,764
                                 ------------------   ---------------                        ---------------           -----------
                                 ------------------   ---------------                        ---------------           -----------


Year ended December 31, 1994:
 Allowance for doubtful accounts      $507                   $865                                 $449                      $923
 Inventory valuation reserve           470                    849                                  209                     1,110
 Restructuring reserve               1,611                  4,386                                4,178                     1,819
 Warranty reserve                    1,184                  1,794                                1,316                     1,662
                                 ------------------   ---------------                        ---------------           -----------
  Total                             $3,772                 $7,894                               $6,152                    $5,514
                                 ------------------   ---------------                        ---------------           -----------
                                 ------------------   ---------------                        ---------------           -----------

(1) Amounts charged off during the year.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                               PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The information required by this item regarding the Company's directors is included in the Company's Proxy Statement to be filed pursuant to Schedule 14A in connection with the Company's 1997 Annual Meeting of Stockholders under the section captioned "Election of Directors" and is incorporated herein by reference thereto. Information regarding the Company's executive officers is set forth in Part I hereof, above, under the caption "Executive Officers" and is incorporated herein by reference thereto.

ITEM 11.  EXECUTIVE COMPENSATION.

         The information required by this item is included in the Company's Proxy Statement to be filed pursuant to Schedule 14A in connection with the Company's 1997 Annual Meeting of Stockholders under the sections captioned "Directors' Compensation" and "Executive Compensation" and is incorporated herein by reference thereto.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The information required by this item is included in the Company's Proxy Statement to be filed pursuant to Schedule 14A in connection with the Company's 1997 Annual Meeting of Stockholders under the section captioned "Security Ownership of Certain Beneficial Owners and Management" and is incorporated herein by reference thereto.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information required by this item is included in the Company's Proxy Statement to be filed pursuant to Schedule 14A in connection with the Company's 1997 Annual Meeting of Stockholders under the section captioned "Compensation Committee Interlocks and Insider Participation" and is incorporated herein by reference thereto.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

                                                                                     Page No.
                                                                                     --------

    (a)  1.   Financial Statements, included in Part II of this report:

              Reports of Independent Public Accountants                                 25

              Consolidated Balance Sheets at December 31, 1996 and 1995                  27

              Consolidated Statements of Operations for the Years ended                 28
              December 31, 1996, 1995 and 1994

              Consolidated Statements of Stockholders' Equity (Deficit) for the         29
              Years ended December 31, 1996, 1995 and 1994

              Consolidated Statements of Cash Flows for the Years ended                 30
              December 31, 1996, 1995, and 1994

              Notes to Consolidated Financial Statements                                31

          2.  Financial Statement Schedules, included in Part II of this report:

              Schedule II Valuation and Qualifying Accountants                          49

              All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

         3.   Reports on Form 8-K

              No reports on Form 8-K were filed during the last quarter of the period covered by this report.

    (b) Exhibits set forth in the following Exhibit Index are filed as a part of this report.


                                  EXHIBIT INDEX

Exhibit
Number             Description
-------            -----------
 3.1    Certificate of Incorporation of the Company. (1)

 3.2    Bylaws of the Company. (1)

10.4 Standard Industrial Lease, dated as of September 3, 1991, by and between Triple R, a California general partnership ("Triple R"), and Wahlco Inc., a California corporation ("Wahlco CA"). (2)

10.5 First Addendum to Standard Industrial Lease, dated as of September 3, 1991 between Triple R and Wahlco CA. (2)

10.8 Second Amendment to Office Lease, dated as of December 16, 1991, by and between BCG and WES. (2)

10.26 Grant of Industrial Tax Exemption by the Commonwealth of Puerto Rico to Wahlco International, Inc., a Delaware corporation ("Wahlco International"), dated as of March 10, 1982. (1)

10.27 Order of Conversion of Grant of Puerto Rico Industrial Tax Exemption to Wahlco International, dated as of October 29, 1987, and as amended on March 8, 1989. (1)

10.32 Redemption and Indemnification Agreement, dated as of October 28, 1987, by and among PDC, Wahlco CA, Robert R. Wahler, as Trustee of the Wahler Family Trust, Triple R, John H. McDonald, Westfore, a California limited partnership and Corona Properties, a California limited partnership. (1)

10.36 Form of Indemnity Agreement between WES and each of its directors and officers. (1) (8)

10.71   WES 1990 Stock Appreciation Rights Plan.  (3) (8)

10.72 Installment Note, dated as of July 20, 1992, by and between Wahlco CA and Sanwa Business Credit Corporation, a Delaware corporation ("Sanwa"). (4)

10.73 Guaranty Agreement, dated as of July 20, 1992, by and between WES and Sanwa. (4)

Exhibit
Number             Description
-------            -----------

10.74 Security Agreement, dated as of July 20, 1992, by and between Wahlco CA, and Sanwa, with accompanying Consent and Acknowledgment of WES, as Guarantor. (4)

10.78   First Amended and Restated WES 1990 Incentive Award Plan.  (4) (8)

10.117 Letter Agreement dated August 31, 1993, by and between WES, Wahlco CA, Wahlco Power Products, Inc., a Delaware corporation ("Wahlco Power Products"), Bachmann Companies, Inc., a Delaware corporation and Sanwa. (7)

10.157 Settlement Agreement, dated as of October 7, 1994, by and between Wahlco Power Products and ABB Air Preheater, Inc. ("ABB"). (12)

10.159 Mutual General Release, dated as of October 6, 1994, between Wahlco Power Products and ABB. (12)

10.160 Promissory Note, dated as of December 15, 1994, by and between PDC and WES. (14)

10.161 Letter, dated as of December 15, 1994, from PDC to WES regarding the due date of the Promissory Notes. (14)

10.162 Letter, dated as of January 31, 1995, from PDC to WES regarding the due date of the Promissory Notes. (14)

10.163 Letter, dated as of March 15, 1995, from PDC to WES regarding the due date of the Promissory Notes. (14)

10.164 Letter, dated as of April 14, 1995, from PDC to WES regarding the due date of the Promissory Notes. (14)

10.165 Promissory Note, dated as of April 7, 1995, by and between PDC and WES. (14)

10.166  Assignment of Note, Loan Agreement and Collateral Documents.  (14)

10.167  Promissory Note, dated as of May 15, 1995, between WES and WESAC.
        (14)

Exhibit
Number             Description
-------            -----------

10.168 Commitment letter, dated as of May 15, 1995, from WESAC to WES for a secured term loan in the principal amount of $2 million. (14)

10.170 Employment Agreement between WES and C. Stephen Beal dated as of May 5, 1995. (15)

10.172 Employment Agreement between WES and A. Noel DeWinter dated as of May 16, 1995. (8)

10.173 Employment Agreement between WES and Barry J. Southam dated June 1, 1995. (8)

10.174 Employment Agreement between WES and James J. Ferrigan dated June 1, 1995. (8)

10.175 Loan and Security Agreement between Wahlco, Inc. and Silicon Valley Bank. (15)

10.176 Amendment and Forbearance Agreement, dated as of May 9, 1996, by and between Silicon Valley Bank and Wahlco, Inc. (16)

10.177 Term Loan Agreement and Warrant Agreement and Form of Warrant between WES, Inc., and WESAC dated August 28, 1996. (17)

10.178  Letter Agreement, dated March 12, 1997, by and between WES and WESAC.
        (18)

10.179  Letter Agreement, dated April 12, 1996, by and between WES and WESAC.
        (18)

10.180 Promissory Note, dated as of May 9, 1996, by and between WES and WESAC. (18)

10.181 Promissory Note, dated as of November 15, 1996, by and between WES and WESAC. (18)

10.182 Warrant Certificate, dated as of November 15, 1996, by and between WES and Wexford Special Situations 1996, L. P. (18)

Exhibit
Number             Description
-------            -----------
10.183 Warrant Certificate, dated as of November 15, 1996, by and between WES and Wexford Special Situations 1996 Institutional, L. P. (18)

10.184 Warrant Certificate, dated as of November 15, 1996, by and between WES and Wexford Special Situations 1996 Limited. (18)

10.185 Warrant Certificate, dated as of November 15, 1996, by and between WES and Wexford - Euris Special Situations 1996, L. P. (18)

10.186 Term Loan Agreement, dated as of July 28, 1995, between WESAC and WES for a secured term loan in the principal amount of $2.0 million. (18)

22      Subsidiaries of the Company.  (15)

(1) Previously filed with the Securities and Exchange Commission on as an exhibit to Registration Statement No. 33-33698, as amended, and incorporated herein by this reference.

(2) Incorporated herein by reference to the Annual Report on Form 10-K of Registrant for the year ended December 31, 1991.

(3) Incorporated herein by reference to the Quarterly Report on Form 10-Q of Registrant for Quarter ended June 30, 1991.

(4) Incorporated herein by reference to the Quarterly Report on Form 10-Q of Registrant for the Quarter ended September 30, 1992.

(5) Incorporated herein by reference to the Annual Report on Form 10-K of Registrant for Year ended December 31, 1992.

(6) Incorporated herein by reference to the Quarterly Report on Form 10-Q of Registrant for Quarter ended June 30, 1993.

(7) Incorporated herein by reference to the Quarterly Report on Form 10-Q of Registrant for Quarter ended September 30, 1993.

(8) Management contract or compensatory plan.

(9) Incorporated herein by reference to the Annual Report on Form 10-K of Registrant for Year ended December 31, 1993.

(10) Incorporated herein by reference to the Quarterly Report on Form 10-Q of Registrant for

Quarter ended March 31, 1994.

(11) Incorporated herein by reference to the Quarterly Report on Form 10-Q of Registrant for the Quarter ended June 30, 1994.

(12) Incorporated herein by reference to the Quarterly Report on Form 10-Q of Registrant for Quarter ended September 30, 1994.

(13) Incorporated herein by reference to the Current Report on Form 8-K of Registrant, dated August 30, 1991.

(14) Incorporated herein by reference to the Annual Report on Form 10-K of Registrant for the year ended December 31, 1994.

(15) Incorporated herein by reference to the Annual Report on Form 10-K of Registrant for the year ended December 31, 1995.

(16) Incorporated herein by reference to the Quarterly Report on Form 10-Q of Registrant for Quarter ended June 30, 1996.

(17) Incorporated herein by reference to the Quarterly Report on Form 10-Q of Registrant for Quarter ended September 30, 1996.

(18) Filed herewith.

                                     SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE:  April 12, 1997            WAHLCO ENVIRONMENTAL SYSTEMS, INC.


                                 By: /s/ C. Stephen Beal
                                    -----------------------
                                     C. Stephen Beal
                                     President and
                                     Chief Executive Officer

                               POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each individual whose signature appears below constitutes and appoints each of C. Stephen Beal, A. Noel DeWinter and Roger M. Barzun jointly and severally his true and lawful attorneys-in-fact and agent with full power of substitution for him and in his name, place and stead in any and all capacities to sign on his behalf, individually and in each capacity stated below, to file any and all amendments to this Annual Report on Form 10-K with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents and each of them full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises as fully as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their substitute or substitutes may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the date indicated.

NAME                            TITLE/CAPACITY                   DATE

/s/ C. Stephen Beal     President & Chief Executive Officer       April 14, 1997
----------------------- (principal executive officer)
C. Stephen Beal         and Director

/s/ A. Noel DeWinter    Vice President & Chief Financial Officer  April 14, 1997
----------------------- (principal financial and accounting
A. Noel DeWinter        officer)

/s/ Charles E. Davidson Director                                  April 14, 1997
-----------------------

/s/ Maarten D. Hemsley  Director                                  April 14, 1997
-----------------------
Maarten D. Hemsley



/s/ Paul H. Hunn        Director                                  April 14, 1997
-----------------------
Paul H. Hunn


/s/ Mark L. Plaumann    Director                                  April 14, 1997
-----------------------

/s/David R. A. Steadman Director                                  April 14, 1997
-----------------------