Form 10-K405/A
period 1996-12-31
WAHLCO ENVIRONMENTAL SYSTEMS INC
filed 1997-05-13
CIK 861184

                                 FORM 10-K/A

                             (AMENDMENT NO. 1)

                     SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C. 20549

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)  OF THE
        SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                                   OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
        SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from  ___________________ to__________________________

Commission file number:    1-10470

                    WAHLCO ENVIRONMENTAL SYSTEMS, INC.
              (Exact name of registrant as specified in its charter)

             DELAWARE                                         33-0391175
     State or other jurisdiction of                       (I.R.S. Employer
     incorporation or organization                       Identification No.)



     3600 WEST SEGERSTROM AVENUE                                92704
        SANTA ANA, CALIFORNIA                                (Zip code)
 (Address of principal executive offices)

Registrant's telephone number, including area code:  (714) 979-7300

          Securities registered pursuant to Section 12(b) of the Act:

     Title of each class               Name of each exchange on which registered
     -------------------               -----------------------------------------
     COMMON STOCK, $0.01                       NEW YORK STOCK EXCHANGE
     PAR VALUE PER SHARE


        Securities registered pursuant to Section 12(g) of the Act:

                                    NONE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes .X....       No........

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of March 14, 1997, the aggregate market value of the voting stock held by non-affiliates of the registrant was $2,673,750.

At March 14, 1997, there were 17,649,000 shares of the registrant's common stock outstanding.

                          DOCUMENTS INCORPORATED BY REFERENCE

                                       NONE

                                     PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors are elected to serve for a one-year term and until their successors are elected and qualified. Pursuant to the Company's Bylaws, the number of directors is established by the Board from time to time, provided that the authorized number of directors may not be less than five nor more than nine. The Board has set the number of directors at six.

                                                 DIRECTOR
     NAME                            AGE          SINCE

     C. Stephen Beal                  49           1995
     Charles E. Davidson              44           1995
     Maarten D. Hemsley               46           1995
     Paul H. Hunn                     62           1995
     Mark L. Plaumann                 41           1996
     David R. A. Steadman             59           1995


ADDITIONAL INFORMATION CONCERNING THE COMPANY'S DIRECTORS

C. STEPHEN BEAL. Mr. Beal has been President and Chief Executive Officer of the Company since October 1996 and President of the Company's Engineered Products Group since 1991. Prior to joining the Company, pursuant to the acquisition of Pentney Engineering, Ltd. by the Company in 1991, Mr. Beal served as Managing Director and was a joint owner of the Pentney Group since 1974.

CHARLES E. DAVIDSON. Mr. Davidson has served as Chairman of the Board of Wexford Capital Corporation, which served as the investment manager to several private investment funds, including Wexford Partners Fund, L.P., the majority stockholder of the Company. Since January 1, 1995, Mr. Davidson has been Chairman of Wexford Management LLC, a private investment management company which now serves as the investment manager to Wexford Partners Fund, L.P. From 1984 to 1994, Mr. Davidson was a partner of Steinhardt Partners, L.P., a private investment firm, and from 1977 to 1984, Mr. Davidson was employed by Goldman, Sachs & Co., serving as Vice President of corporate bond trading. Mr. Davidson is Chairman of the Board of DLB Oil & Gas, Resurgence Properties Inc. and Presidio Capital Corp. and is a Director of Wahlco Environmental Systems, Inc.

MAARTEN D. HEMSLEY. Mr. Hemsley has been President of Bryanston Management, Ltd., a financial consulting and advisory firm, since January 1993. Since its founding in April 1991 until December 1995, Mr. Hemsley served in various executive capacities and as a director of Oakhurst Company, Inc., a holding company in the automotive after-market products business, most recently as Chairman and Chief Executive Officer. From January 1989 until December 1995, Mr. Hemsley served in various executive capacities and as a director of Steel City Products, Inc., a majority owned, publicly traded subsidiary of Oakhurst, most recently as Chief Financial Officer. From 1990 until March 1994, Mr. Hemsley was Chief Financial Officer and from January 1992 until March 1994 also President and a director of Integra -- A Hotel and Restaurant Company.

PAUL H. HUNN. Mr. Hunn was Chief Executive Officer of Reliance Bank in White Plains, New York from 1995 to 1996 and has been its Chairman since 1995. He retired as Managing Director of Manufacturers Hanover Trust in May 1991 after thirty-two years.

MARK L. PLAUMANN. Mr. Plaumann has been a Senior Vice President of Wexford Management LLC ("WEXFORD") since January 1996 and since March 1995 a director and/or Vice President of the general partner of various public partnerships managed by Wexford. From June 1996 to October 1996, he served as interim President of the Company. Mr. Plaumann joined the predecessor entities of Wexford in February 1995. Prior to joining Wexford, Mr. Plaumann was a Managing Director of Alvarez & Marsal, Inc., a crisis management consulting firm, from 1990 to 1995, and from 1985 to 1990 he was with American Healthcare Management, Inc., an owner and operator of hospitals, where he served in a variety of capacities, most recently as its President. Prior to that he was with Ernst & Young LLP in its auditing and consulting divisions for eleven years.

DAVID R. A. STEADMAN. Mr. Steadman has been President of Atlantic Management Associates, Inc., a management services firm, since 1988. From 1990 to 1994, Mr. Steadman served as President and Chief Executive Officer of Integra -- A Hotel and Restaurant Company and from 1987 to 1988 as Chairman and Chief Executive Officer of GCA Corporation, a manufacturer of automated semiconductor capital equipment. From 1980 to 1987 Mr. Steadman was a Vice President of Raytheon Company, a defense electronics manufacturer, and served in various management positions, most recently as President of its venture capital division. Mr. Steadman is Chairman of the Board of Directors of Technology Service Group, Inc., a manufacturer of high technology pay telephone components. He is also a director of Aavid

Thermal Technologies, Inc., which manufactures thermal management products and produces computational fluid dynamics software; Kurzweil Applied Intelligence, Inc., a voice recognition software company; and Vitronics Corporation, a manufacturer of reflow soldering ovens.

Messrs. Hemsley, Hunn and Steadman were designated by WES Acquisition Corp. ("WESAC"), which holds approximately 81% of the Common Stock, to be appointed to the Board to replace the directors who resigned pursuant to an understanding relating to WESAC's purchase of stock and debt of the Company from Pacific Diversified Capital Company in June 1995. Mr. Plaumann was appointed a director in connection with his election as President of the Company in June 1996, upon the request of WESAC. Mr. Beal was appointed pursuant to the terms of a letter agreement dated May 5, 1995 between Mr. Beal and WESAC. There are no family relationships between any director or executive officer and any other director or executive officer of the Company.


SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than 10% of a registered class of the Company's equity securities ("INSIDERS") to file reports of ownership and certain changes in ownership with the Securities and Exchange Commission and to furnish the Company with copies of those reports.

Based solely on a review of those reports and amendments thereto furnished to the Company during its most recent fiscal year or written representations by Insiders that no Forms 5 were required to be filed, the Company believes that during the fiscal year ended December 31, 1996, all Section 16(a) filing requirements applicable to the Company's Insiders were satisfied.

                        ---------------------------

ITEM 11.  EXECUTIVE COMPENSATION.

This item contains information about compensation, stock options grants and employment arrangements and other information concerning certain of the executive officers of the Company.


SUMMARY COMPENSATION TABLE

The following table sets forth all compensation for the fiscal years ended December 31, 1996, 1995 and 1994 allocated or paid on or before March 31, 1997 to those who served as the Company's Chief Executive Officer during 1996 and to the other most highly compensated executive officers of the Company whose compensation exceeded $100,000 in 1996 and who were serving at the end of the 1996 fiscal year for services rendered in all capacities to the Company and its subsidiaries.


                                                                                          LONG TERM
                                                      ANNUAL COMPENSATION                COMPENSATION
                                              ------------------------------------ ---------------------------
                                                                          OTHER
                                                                          ANNUAL    SECURITIES        ALL
                                                                           COM-     UNDERLYING       OTHER
NAME AND PRINCIPAL POSITION                                       BONUS  PENSATION  OPTIONS/SARS    COMPENSA-
                                              YEAR  SALARY($)      ($)    ($)(2)      (#)             TION ($)
----------------------------------------------------------------------  --------------------------------------
C. STEPHEN BEAL (1)                           1996   212,497       -0-       -0-        -0-            307(3)
     President and Chief Executive            1995   186,117       -0-   145,282    529,470            348
          Officer                             1994   147,220       -0-    46,808        -0-            731

JAMES J. FERRIGAN                             1996   158,089       -0-       -0-     15,008          1,663(4)
     Senior Vice President of                 1995   162,081       -0-       -0-    175,000          3,703
          North American Sales &              1994   206,347       -0-       -0-        -0-          2,687
          Marketing

BARRY J. SOUTHAM                              1996   181,553       -0-       -0-     15,525          4,696(5)
     Senior Vice President of                 1995   154,248       -0-    39,813    200,000          4,995
          International Sales &               1994   150,136       -0-       -0-        -0-          3,930
          Marketing

A. NOEL DEWINTER                              1996   101,276       -0-       -0-     59,500          1,132(6)
     Vice President and Chief                 1995   120,328       -0-       -0-        -0-          2,231
          Financial Officer                   1994   110,472       -0-       -0-        -0-          1,141

MARK L. PLAUMANN(7)                           1996         *         *          *    50,000             --
     Former President

HENRY N. HUTA(8)                              1996   319,149       -0-        -0-       -0-          3,461(9)
     Former President and                     1995   263,288   377,216   170,387    882,450          3,795
     Chief Executive Officer                  1994   247,122       -0-       -0-        -0-            731


----------------

1.   Mr. Beal was elected President and Chief Executive Officer in October 1996.


2. Excludes perquisites and other personal benefits if the aggregate amount of such items of compensation was less than the lesser of either $50,000 or 10% of the total annual salary and bonus of the named executive officer.

3.   This amount consists of premiums paid on excess life insurance.

4. This amount consists of premiums paid on excess life insurance ($361) and employer matching contributions under the Company's 401(k) Plan ($1,302).

5. This amount consists of premiums paid on excess life insurance ($2,454) and employer matching contributions under the Company's 401(k) Plan ($2,242).

6. This amount consists of premiums paid on excess life insurance ($199) and employer matching contributions under the Company's 401(k) Plan ($933).

7. From May to October, 1996, Mr. Plaumann served as Chief Executive Officer (and a director) of the Company under a management agreement between the Company and his employer, Wexford Management LLC, an affiliate of WESAC. The Company did not make any salary or other payments to Mr. Plaumann for his services, but did grant him a stock option to purchase 50,000 shares of Common Stock in August 1996. See "Option/SAR Grants Table," below.

8.   Mr. Huta resigned as President and Chief Executive Officer in May 1996.

9. This amount consists of employer matching contributions under the Company's 401(k) Plan.


OPTION/SAR GRANTS TABLE

The following table sets forth certain information with respect to stock options granted to the executive officers named in the Summary Compensation Table, above, during the fiscal year ended December 31, 1996. All options have a term of ten years from the grant date, subject in certain cases to earlier termination in the event the optionee's employment terminates, except as noted. No SARs were granted during 1996.

                                                                                                   POTENTIAL REALIZABLE VALUE AT
                                                                                                   ASSUMED ANNUAL RATES OF STOCK
                                                                                                               PRICE
                                                             INDIVIDUAL GRANTS                    APPRECIATION FOR OPTION TERM(3)
                                       --------------------------------------------------------   -------------------------------
                                                        PERCENT OF
                                                           TOTAL
                                         NUMBER OF        OPTIONS              GRANT
                                        SECURITIES      GRANTED TO              DATE       EXPI-
                                        UNDERLYING     EMPLOYEES IN  EXERCISE  MARKET     RATION
NAME                                     OPTIONS        FISCAL YEAR   PRICE     VALUE      DATE       0%           5%       10%
---------------------------------------------------------------------------------------------------------------------------------
  C. Stephen Beal                         None

  James J. Ferrigan                     15,008 (1)         5.92%      $0.49     $1.00    06/01/06   7,654$      $16,888   $30,938

  Barry J. Southam                      15,525 (1)         6.12%      $0.49     $1.00    06/01/06   $7,918      $17,469   $32,004

  A. Noel DeWinter                       9,500 (1)         3.75%      $0.49     $1.00    06/01/06   $4,845      $10,689   $19,583

                                        50,000 (2)        19.72%      $0.49     $0.437   10/17/06     N/A       $11,172   $32,302

  Mark L. Plaumann                      50,000 (2)        19.72%      $0.49     $0.375   08/02/96     N/A        $6,041   $24,133

  Henry N. Huta                           None


----------------


1. These options vest in twelve approximately equal installments commencing April 1, 1996, but no vested shares may be exercised prior to April 1, 1997. The options expire on the earlier to occur of (i) April 1, 2006;
     (ii) three years after termination of employment for other than cause; and
     (iii) on the date of termination of employment if termination is for cause.

2. This option vests in four equal installments on the first four anniversaries of the grant date and expires ten years from the grant date.

3. The "potential realizable value" is calculated based on the term of the option (ten years) at its date of grant. It is calculated by ASSUMING that the stock price on the date of grant appreciates at the indicated annual percentage rates, compounded annually, for the entire term of the option. However, the optionee will not actually be able to realize any benefit from the option unless the market value of the Common Stock is in fact greater than the option price.

AGGREGATED OPTION/SAR EXERCISES IN THE LAST FISCAL YEAR AND FISCAL YEAR-END OPTION/SAR VALUE TABLE

The following table sets forth certain information based on the fair market value per share ($0.375) of the Common Stock at December 31, 1996, the last day of the Company's 1996 fiscal year, with respect to stock options held at that date by each of the individuals named in the Summary Compensation Table, above. No SARs were held during 1996 and none are now held by any of such persons. The "value" of unexercised in-the-money options is the difference between the market value of the Common Stock subject to the options at December 31, 1996 and the exercise price.

During 1996, there were no option exercises by any of the executive officers named in the Summary Compensation Table above.



                                 NUMBER OF SECURITIES UNDERLYING UNEXERCISED               VALUE OF UNEXERCISED IN-THE-MONEY
                                         OPTIONS AT FISCAL YEAR END                            OPTIONS AT FISCAL YEAR END
                                 -------------------------------------------           ----------------------------------------
  NAME                             EXERCISABLE             UNEXERCISABLE                EXERCISABLE              UNEXERCISABLE
-------------------------------------------------------------------------------------------------------------------------------
  C. Stephen Beal                    397,103                 132,367                        -0-                         -0-

  James J. Ferrigan                   54,255                 135,752                        -0-                         -0-
  Barry J. Southam                    60,867                 154,657                        -0-                         -0-

  A. Noel DeWinter                    6,650                   52,850                        -0-                         -0-

  Mark L. Plaumann                     -0-                    50,000                        -0-                         -0-
  Henry N. Huta                      661,838                   -0-                          -0-                         -0-


EMPLOYMENT, SEVERANCE AND OTHER AGREEMENTS.

EMPLOYMENT AGREEMENTS. Effective as of May 5, 1995, Mr. Beal entered into an employment agreement with the Company substantially on the terms agreed to at the time WES Acquisition Corp. acquired an 81% stock interest in the Company and certain Company debt from Pacific Diversified Capital Company. See footnote
(10) under "SECURITY OWNERSHIP OF PRINCIPAL STOCKHOLDERS AND MANAGEMENT" in Item 12, below. The initial term of the agreement expires on May 5, 1997, but the agreement continues in effect thereafter unless terminated by either party on sixty days' prior notice. The agreement provides (i) that Mr. Beal is to be elected President of the Company's Engineered Products Group at a salary of $16,700 per month; (ii) for payment by the Company of the final installment of his relocation payments in the amount of $124,596; and (iii) for conveyance to him of a Company membership in a local country club. Mr. Beal is entitled to participate in the Company's benefit programs made available to other executives generally and, in addition, to receive reimbursement on a tax grossed-up basis for premiums paid to maintain $2 million of life insurance coverage; reimbursement for country club membership; and reimbursement for monthly auto lease payments not to exceed $750 per month when his Company vehicle lease expires. The agreement provides that the Compensation Committee of the Board of Directors will establish an appropriate bonus plan for Mr. Beal, but as of April 30, 1997, no such plan had been established. In the event that Mr. Beal's employment is terminated without cause, whether during the initial term or thereafter, the Company is obliged to continue to pay him his salary for a period of eighteen months following such termination and, at the Company's expense, to continue to provide the benefits described above for the same period. If termination is for cause, only accrued salary and unused vacation is paid.

Mr. Huta, who resigned from the Company in May 1996, had a similar agreement except that it provided for (i) his election as President and Chief Executive Officer of the Company at a salary of $25,000 per month; (ii) the forgiveness of debt owed to the Company of $147,268; and (iii) payment of a one-time bonus of $377,316.

SEVERANCE AGREEMENTS. The Company has an agreement with each of Messrs. Ferrigan, Southam and DeWinter that provides for the continued payment to each of them of his salary for a period of twelve months after his employment terminates unless termination is for cause or by reason of his resignation.

INDEMNIFICATION AGREEMENTS. The Company has entered into indemnification agreements with each of the executive officers named in the Summary Compensation Table, above, that provide contractual indemnification rights similar in scope to the applicable sections of the Company's Bylaws. Each agreement applies retroactively as well as prospectively to any actions taken by the indemnified officer while serving as an officer and/or director of the Company. The indemnification agreements also provide that the Company will indemnify such persons to the fullest extent permitted by law, notwithstanding that the indemnification is not specifically authorized by the indemnification agreement, the Company's Certificate of Incorporation, the Company's Bylaws or by statute.


COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

None of the members of the Compensation Committee during 1996 (Messrs. Steadman, Hemsley and Hunn) is or was an employee of the Company or any of its subsidiaries, and during 1996, no executive officer of the Company while serving as such also served as a director or member of a compensation committee of any entity with which any director of the Company had any relationship as a director or officer.

In April 1996, the Company retained Atlantic Management Associates, Inc., of which Mr. Steadman is President, to obtain Mr. Steadman's services as a management consultant for a fee of $8,000 per month. In connection with these consulting services, in June 1996, Mr. Steadman was granted an option under the Second Amended and Restated Stock Incentive Plan to purchase 50,000 shares of Common Stock at an option price of $0.49 per share that vests in two equal installments on the first and second anniversary of the grant date.

From May to October, 1996, Mr. Plaumann served as Chief Executive Officer and a director of the Company under a management agreement between the Company and his employer, Wexford Management LLC, ("WEXFORD") an affiliate of Wexford Acquisition Corp ("WESAC"). The Company paid WESAC a monthly management fee of $20,000 and did not make any salary or other payments to Mr. Plaumann for his services. In August 1996, the Company granted Mr. Plaumann a stock option to purchase 50,000 shares of Common Stock. See "Option/SAR Grants Table," above.

In May 1996, the Company revised the terms of its credit line with Silicon Valley Bank ("SVB"). SVB agreed to provide a $3 million line of credit, without covenants, to the Company through October 25, 1996 and WESAC agreed to collateralize its guarantee of the Company's outstanding loan balance of $1,900 with cash and to similarly collateralize any additional principal and interest borrowings up to $3 million. As consideration for posting the collateral, the Company agreed to pay WESAC a fee in the form of a note for $150,000 payable over two years at 15% interest. In October 1996, the SVB agreement was further modified to extend the maturity date to May 15, 1998, and to reduce the interest rate from approximately 11% to approximately 5.5%.


On August 28, 1996 WESAC entered into an agreement with the Company to provide loans of up to $1.6 million. The loans bear interest at an annual rate of 13%, and are secured by all of the assets of the Company. Interest and a commitment fee of $32,000 are added to principal. In further consideration for making the loan, the Company agreed to issue to WESAC or its designees five-year warrants to purchase the Company's common stock as the funds are drawn down. Each warrant covers the number of shares of common stock equal to the quotient of (i) the dollar amount of the draw down divided by (ii) $0.47, the approximate closing price of the common stock on August 16, 1996. The warrants become exercisable on issuance at $0.47 per share. At March 31, 1997 the Company had drawn $1.5 million against this loan and had issued warrants covering 3,404,255 shares of common stock to four limited partnerships that provided the funds to WESAC to make the loan. The four funds are managed by Wexford. The maturity of the loan, originally January 1, 1997, has been extended to May 15, 1998. WESAC has also provided the Company with a $2.4 million standby line of credit. At March 31, 1997, the Company had not drawn the remaining $100,000.

WESAC has also agreed to provide the Company with a $2.4 million standby line of credit.

NOTWITHSTANDING ANYTHING TO THE CONTRARY SET FORTH IN ANY OF THE COMPANY'S FILINGS UNDER THE SECURITIES ACT OF 1933, AS AMENDED, OR THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, THAT MIGHT INCORPORATE FUTURE FILINGS, INCLUDING THIS ANNUAL REPORT ON FORM 10-K IN WHOLE OR IN PART, THE FOLLOWING REPORT OF THE COMPENSATION COMMITTEE, AND THE PERFORMANCE GRAPH SHALL NOT BE DEEMED TO BE INCORPORATED BY REFERENCE INTO ANY SUCH FILINGS.

COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

This report has been prepared by the members of the Compensation Committee of the Board and addresses the Company's compensation policies with respect to the Chief Executive Officer and other executive officers of the Company for the 1996 fiscal year.

CHIEF EXECUTIVE OFFICER'S COMPENSATION

Mr. Beal's compensation in 1996 was determined according to an employment agreement between him and the Company dated as of May 5, 1995. Mr. Huta, who was Chief Executive Officer of the Company for a portion of 1996, was also compensated pursuant to an employment agreement entered into in 1995. See "EMPLOYMENT, SEVERANCE AND OTHER AGREEMENTS," above.

COMPENSATION OF OTHER EXECUTIVES

The executive compensation philosophy of the Company with respect to its executive officers is to provide a total compensation package, in which base salary, bonus, incentives and benefits are structured and administered in a manner designed to align compensation with the Company's business strategy and performance, to be reasonable in comparison to competitive practice, and to motivate and reward executives on the basis of Company and individual performance. In view of the poor financial performance of the Company during 1996, each of the executive officers of the Company agreed to a 10% pay cut effective in the second quarter of 1996.

COMPONENTS OF COMPENSATION

The Company's executive compensation is, in general, composed of base salary, incentive compensation and stock incentive awards.

BASE SALARIES. The base salaries of executive officers are reviewed periodically and are designed to be competitive within the industries in which the Company competes, subject however, to the Company's financial resources, which in 1996 were severely limited. In addition, the Committee considers a number of subjective criteria, including individual performance, levels of responsibility and prior experience. The Committee does not make individual base salary decisions according to specific criteria and does not ascribe specific weights to the factors it considers.

INCENTIVE COMPENSATION. The Company had no incentive program in effect during 1996.

STOCK INCENTIVE AWARDS. In 1996, stock incentive awards in the form of stock options were made to executive officers under the Company's Second Amended and Restated Stock Incentive Plan in connection with the 10% salary cut instituted by the Company and in one case, in connection with a promotion in title and responsibilities.

THE COMPENSATION COMMITTEE:   David R. A. Steadman
                              Maarten D. Hemsley
                              Paul H. Hunn

COMPENSATION OF DIRECTORS

Directors who are employees of the Company do not receive additional compensation for service as a member of the Board or of any of its committees. From January through September 1996, non-employee directors each received a retainer at the rate of $3,000 per quarter and a fee of $500 for each Board and
committee meeting attended.   No fees were paid for telephone conference call
meetings.

Each non-employee director on the date of his election to the Board was automatically granted a ten-year stock option to purchase 8,000 shares of Common Stock under the Second Amended and Restated Stock Incentive Plan (the "INCENTIVE STOCK PLAN") at a per-share exercise price equal to the fair market value of a share of Common Stock on the grant date. The option was exercisable as to one-half of the shares from and after the grant date and as to an additional one-quarter of the shares on each of the next two anniversaries of the grant date.

In October 1996, directors reduced their fees to $2,000 per quarter and $500 for each day spent in attendance at Board and/or Committee meetings, and in November 1996, by way of partial compensation for the reduction of their fees and an agreement to cancel their outstanding stock options, directors were granted options under the 1996 Stock Option Plan, subject, however, to the approval of stockholders. All directors, whether or not employees, are reimbursed for expenses incurred by them in attending Board and committee meetings.

                    ----------------------------

PERFORMANCE GRAPH

The following graph compares the percentage change in the Company's cumulative total stockholder return on Common Stock for the last five years with the performances of the Standard & Poor's 500 Index (a broad market index) and New York Stock Exchange stocks in Sanitary Services, SIC 4950-4959, (a peer group index), over the same period. Because there are a limited number of air pollution control companies that may be included in an index, the industry group index includes companies engaged in hazardous waste, water treatment and air pollution control.

The returns are calculated assuming the value of the investment in the Company's stock and each index was $100 on December 31, 1991, and that all dividends were reinvested; however, the Company paid no dividends during the periods shown.
The graph lines merely connect the beginning and end of the measuring periods and do not reflect fluctuations between those dates. The historical stock performance shown on the graph is not intended to, and may not be indicative of, future stock performance.


                                  [Graph]

                                                      FISCAL YEAR ENDED DECEMBER 31
                                             --------------------------------------------------
                                             1991        1992      1993    1994    1995    1996
Wahlco Enfironmental Ssytems, Inc.            100       53.64     31.82   14.55      10    2.73
Peer Group (NYSE Stocks - SIC 4950-4959)      100       98.32     72.34   73.55   84.45   90.35
          (US Companies - Sanitary Services)
Broad Market Index (S&P 500)                  100      107.64     118.5  120.06  165.18  203.11


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL HOLDERS AND MANAGEMENT.


The following table contains certain information as of April 1, 1997, regarding the beneficial ownership of the Company's Common Stock (i) by each person known by the Company to own beneficially more than 5% of the outstanding Common Stock;
(ii) by each of the directors of the Company; (iii) by the executive officers named in the Summary Compensation Table, in Item 11, above; and (iv) by all directors and executive officers as a group. The numbers and percentages are based on 17,649,000 shares of Common Stock outstanding on April 1, 1997 and assume for each person or group listed, the exercise of all warrants and stock options held by such person or group that are exercisable within 60 days of April 1, 1997, in accordance with Rule 13d-3(d)(1) of the Securities Exchange Act of 1934, but not the exercise of such warrants or stock options owned by any other person. Except as otherwise noted, beneficial ownership includes both sole voting and dispositive powers with respect to the shares shown.






                                   NUMBER OF SHARES           PERCENT OF
  NAME                             BENEFICIALLY OWNED (1)        CLASS
  Wexford Management LLC (2)               17,664,255 (3)        83.9%
  Charles E. Davidson                      17,664,255 (3)        83.9%
  C. Stephen Beal                             529,470 (4)         2.9%
  Maarten D. Hemsley                            6,000 (5)         *
  Paul H. Hunn                                  6,000 (5)         *
  Mark L. Plaumann                               -0-             --
  David R. A. Steadman                          6,000 (5)         *
  James J. Ferrigan                            58,758 (6)         *
  Barry J. Southam                             65,525 (7)         *
  A. Noel DeWinter                              9,500 (7)         *
  Henry N. Huta                               666,838 (8)         3.6%
  All directors and executive officers
  as a group (9 persons)                   19,014,346 (9)(10)    84.9%

------------------


*    Less than 1%.


1.   Based upon information furnished by the stockholders.

2. The address of Wexford Management LLC ("WEXFORD") is 411 West Putnam Avenue, Greenwich, Connecticut 06830.

3. Pursuant to a Stock Purchase Agreement dated as of May 15, 1995, WES Accusation Corp. ("WESAC") purchased all of the shares of the Company's Common Stock (14,260,000 shares) held by Pacific Diversified Capital Company ("PDC"), which represent approximately 81% of the outstanding Common Stock, together with $4.9 million out of approximately $20 million of debt owed by the Company to PDC for a total purchase price of $5 million. PDC contributed the remainder of the debt to the capital of the Company. The annual interest rate on the note evidencing the $4.9 million debt is 13%.

     The purchase by WESAC was funded through the sale of 94% of its shares to two private investment funds and the balance to Messrs. Huta, Beal and two of Mr. Hemsley's children. See footnote (10), below. Through investment management agreements with those two funds, Wexford has shared voting and dispositive power as to these shares. Mr. Davidson is a director of WESAC as well as Chairman and a director of Wexford Management LLC and therefore also has shared voting and dispositive powers as to these shares.

     Of the 17,664,255 shares, 3,304,255 represent shares that are subject to purchase under currently exercisable warrants with an exercise price per share of $0.47 that are held by four limited partnerships managed by Wexford. These warrants were granted by the Company to these partnerships in partial consideration of their granting a loan to the Company through WESAC See "COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION," in Item 11, above.

4. These shares are purchasable within 60 days of April 1, 1997 under an outstanding stock option at an option price of $0.49 per share. Mr. Beal is also a minority shareholder in WESAC. See footnote (10), below.

5. These shares are purchasable within 60 days of April 1, 1997 under an outstanding stock option at an option price of $1.875 per share.

6. Of these shares, 56,506 are purchasable within 60 days of April 1, 1997 under outstanding stock options at option prices ranging from $0.49 to $0.99 per share.

7. These shares are purchasable within 60 days of April 1, 1997 under outstanding stock options at option prices ranging from $0.49 to $0.99 per share.

8. Of these shares, 661,838 shares are purchasable within 60 days of April 1, 1997 under an outstanding stock option at an option price of $0.49 per share. The remaining 5,000 shares are held in trust by Mr. Huta and Sharon
     L. Huta, co-trustees under a declaration of trust dated November 20, 1989, who share both voting and investment power with respect to such shares.
     Mr. Huta is also a minority shareholder in WESAC. See footnote (10), below. Mr. Huta resigned from the Company in May 1996.

9. This number includes 4,747,346 shares that are purchasable under currently exercisable warrants at $0.47 per share and, within 60 days of April 1, 1997, under outstanding stock options at option prices ranging from $0.49 to $1.875 per share.

10.  The ownership of WESAC is as follows:


                                         SHARES OF    PERCENTAGE OF OUTSTANDING
      NAME OF SHAREHOLDER                WESAC HELD        WESAC SHARES

 Wexford Capital Partners II L.P.         9,411,600            66%

 Wexford Overseas Partners I L.P.         4,033,543            28%

 Henry N. Huta                              356,500            2.5%

 C. Stephen Beal                            356,500            2.5%

 Rebecca Hemsley                             50,928            0.3%

 Debra Hemsley                               50,929            0.3%


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Reference is made to "COMPENSATION OF DIRECTORS" and "COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION" in Item 11, above.

                         -----------------------------------

                                     SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   WAHLCO ENVIRONMENTAL SYSTEMS, INC.

Date: May 7, 1997                  By: /s/ C. Stephen Beal*
                                      --------------------------------
                                        C. Stephen Beal
                                        President & Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


           SIGNATURES                        TITLE                        DATE

    /s/ David R. A. Steadman*   Chairman of the Board of Directors     May 13, 1997
  ----------------------------
  David R. A. Steadman

    /s/ C. Stephen Beal*        President & Chief Executive Officer    May 13, 1997
  ----------------------------
  C. Stephen Beal
                                Vice President & Chief Financial       May 13, 1997
                                Officer (principal accounting and
                                financial officer)
    /s/ A. Noel DeWinter*
  ----------------------------
  A. Noel DeWinter

                                 Director                              May 13, 1997
  -----------------------------
  Charles E. Davidson

    /s/Maarten D. Hemsley*       Director                              May 13, 1997
  -----------------------------
  Maarten D. Hemsley

    /s/ Paul H. Hunn*            Director                              May 13, 1997
  -----------------------------
  Paul H. Hunn

    /s/ Mark L. Plaumann*        Director                              May 13, 1997
  -----------------------------
  Mark L. Plaumann

*By:    /s/ Roger M. Barzun
     --------------------------
     Roger M. Barzun
     ATTORNEY-IN-FACT
