Form 10-Q
period 1997-03-31
WAHLCO ENVIRONMENTAL SYSTEMS INC
filed 1997-05-15
CIK 861184

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q



[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
          For the transition period from ____________ to ______________


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

The number of shares of common stock outstanding at May 5, 1997 was 17,649,000 shares.

                                                                    Page 1 of 16

                                                        Exhibit Index at Page 16


                                     1 of 14

PART I. Financial Information

ITEM I. Financial Statements

                       WAHLCO ENVIRONMENTAL SYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                   (Unaudited)


                                                         THREE MONTHS ENDED
                                                               MARCH 31,
                                                         1997           1996
                                                         ----           ----
       REVENUES:
         Product sales                               $  11,357       $  11,634
         Rental and service                              1,377           1,754
                                                     ---------       ---------
                                                        12,734          13,388
                                                     ---------       ---------
       COSTS AND EXPENSES:
         Cost of revenues:
           Product sales                                 9,116           9,210
           Rental and service                              867           1,366
         Selling, general and administrative             2,977           3,835
                                                     ---------       ---------
                                                        12,960          14,411
                                                     ---------       ---------
       Operating loss                                     (226)         (1,023)
                                                     ---------       ---------
       OTHER INCOME (EXPENSE):
         Interest and other income                          48             114
         Interest and other expense                       (426)           (375)
                                                     ---------       ---------
                                                          (378)           (261)
                                                     ---------       ---------
       Loss before income taxes                           (604)         (1,284)
       Benefit from income taxes                             -            (474)
                                                     ---------       ---------
       Net loss                                    $      (604)   $       (810)
                                                     ---------       ---------
                                                     ---------       ---------
       Net loss per share                          $     (0.03)   $      (0.05)
                                                     ---------       ---------
                                                     ---------       ---------
       Average common shares outstanding                17,649          17,649
                                                     ---------       ---------
                                                     ---------       ---------

See notes to condensed consolidated financial statements.


                                     2 of 14

                       WAHLCO ENVIRONMENTAL SYSTEMS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                  MARCH 31,       December 31,
                                                    1997              1996
                                                    ----              ----
ASSETS                                           (Unaudited)

CURRENT ASSETS:
    Cash and cash equivalents                    $     744         $    1,853
    Restricted cash and cash equivalents             1,517              1,050
    Accounts receivable                             14,345             12,069
    Costs and estimated earnings in excess of
      billings on uncompleted contracts              1,511              2,148
    Inventories                                      4,254              4,738
    Other current assets                             1,555              1,365
                                                 ---------          ---------
    TOTAL CURRENT ASSETS                            23,926             23,223

Property, plant and equipment, net                   4,933              5,190
Other assets                                         1,229              1,407
                                                 ---------          ---------
                                                 $  30,088          $  29,820
                                                 ---------          ---------
                                                 ---------          ---------
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
    Notes payable                                $     633          $     373
    Accounts payable                                 9,081              9,622
    Accrued payroll and payroll related
      liabilities                                    1,543              1,589
    Billings in excess of costs and estimated
      earnings on uncompleted contracts              2,210              1,356
    Current portion of long-term debt                  230                228
    Taxes payable                                      319                317
    Other accrued liabilities                        4,667              4,575
                                                 ---------          ---------
    TOTAL CURRENT LIABILITIES                       18,683             18,060
Long-term debt                                      12,404             12,145
Other liabilities                                    2,307              2,435

Commitments and contingencies

STOCKHOLDERS' EQUITY (DEFICIT):
    Common stock                                       176               176
    Capital in excess of par value                  90,783            90,735
    Accumulated deficit                            (92,288)          (91,684)
    Foreign currency translation adjustment         (1,977)           (2,047)
                                                 ---------          ---------
       TOTAL STOCKHOLDERS' EQUITY (DEFICIT)         (3,306)           (2,820)
                                                 ---------          ---------
                                                 $  30,088          $ 29,820

                See notes to condensed consolidated financial statements.


                                     3 of 14

                           WAHLCO ENVIRONMENTAL SYSTEMS, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (in thousands)
                                    (Unaudited)
                                                            THREE MONTHS ENDED
                                                                  MARCH 31,
                                                            1997          1996
                                                            ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                              $   (604)    $   (810)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
    Depreciation and amortization                            326          379
    Deferred income taxes                                      -         (472)
    Deferred compensation                                     48            -
    (Gain) loss on sale of fixed assets                       14          (16)
    Changes in operating assets and operating liabilities:
      Accounts receivable                                 (2,571)       2,589
      Costs and estimated earnings in excess of
        billings on uncompleted contracts                    604          897
      Inventories                                            414          257
      Other current assets                                  (229)         (17)
      Accounts payable and accrued liabilities              (240)      (3,903)
      Billings in excess of costs and estimated earnings
        on uncompleted contracts                             887         (479)
      Income taxes payable                                    (1)        (105)
                                                         -------      -------
      NET CASH USED IN OPERATING ACTIVITIES               (1,352)      (1,680)
                                                         -------      -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property, plant and equipment                 (111)        (100)
  Proceeds from dispositions of property,
    plant and equipment                                       19           26
  Change in other assets                                     131            7
                                                         -------      -------
    NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES       39          (67)
                                                         -------      -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Advances from WESAC                                        319          223
  Borrowings on notes payable                                283          115
  Payments on notes payable                                  (11)           -
  Payments on long-term debt                                 (56)         (52)
                                                         -------      -------
    NET CASH PROVIDED BY FINANCING ACTIVITIES                535          286
                                                         -------      -------
Effect of exchange rate changes on cash                      136          (48)
                                                         -------      -------
Net decrease in cash and cash equivalents                   (642)      (1,509)

Cash and cash equivalents, beginning of period             2,903        5,147
                                                         -------      -------
Cash and cash equivalents, end of period               $   2,261    $   3,638
                                                         -------      -------
                                                         -------      -------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid for income taxes                           $       -    $     107
                                                         -------      -------
                                                         -------      -------
  Cash paid for interest                               $      90    $     122
                                                         -------      -------
                                                         -------      -------

See notes to condensed consolidated financial statements.


                                     4 of 14

WAHLCO ENVIRONMENTAL SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.   BASIS OF PRESENTATION

     In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments necessary for a fair presentation of the consolidated financial position of the Company as of March 31, 1997 and the consolidated results of its operations for the three month periods ended March 31, 1997 and 1996. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and footnote information normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Results of operations for the period ended March 31, 1997 are not necessarily indicative of results to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

     The Company is 81% owned by WES Acquisition Corp. ("WESAC"), an affiliate of Wexford Management LLC.

     Certain amounts in the 1996 condensed consolidated financial statements have been reclassified to conform with the 1997 presentation.

2.   INCOME TAXES

     The Company prepares a consolidated Federal income tax return. The Company files separate state and foreign income tax returns. The Company accounts for income taxes under the method prescribed by FAS No. 109.

     The provision for income taxes during the interim periods reflects estimated effective tax rates for the full year. The effective rates are different than the Federal statutory rate principally due to losses from the Company's operations which cannot be utilized and from certain state taxes provided.


                                     5 of 14

3.   INVENTORIES

     Inventories consist of the following (in thousands):

                                                 March 31,          December 31,
                                                    1997               1996
                                                 ---------          -----------
                                                (Unaudited)

     Raw materials                               $ 1,329             $ 1,375
     Work in process                               2,655               3,152
     Finished goods                                  270                 211
                                                --------            --------
                                                 $ 4,254             $ 4,738
                                                --------            --------
                                                --------            --------

4.  LONG-TERM DEBT

           Long-term debt consists of the following (in thousands):

                                                                March 31,    December 31,
                                                                  1997           1996
                                                                --------     -----------
     7.9525% note payable, due in monthly
       installments of $19 (principal and interest) through
       June 2000, secured by related lease payments            $      657     $     702

     Secured term loan from WESAC, bearing interest at
       13.0% and due May, 1998.                                     5,950         5,763

     Secured term loan from WESAC, bearing interest at
       13.0% and due May, 1998.                                     2,448         2,372

     Secured loan from Silicon Valley Bank, bearing interest        1,700         1,700
       at 5.5% and due May 1998.

     Secured term loan from WESAC, bearing interest at
       13.0% and due May, 1998.                                     1,636         1,585

     Other credit agreements                                          243           251
                                                               ----------     ---------
                                                                   12,634        12,373
     Less current portion                                            (230)         (228)
                                                               ----------     ---------
                                                               $   12,404     $  12,145
                                                               ----------     ---------
                                                               ----------     ---------

     Under an agreement reached between the Company and WESAC on March 22, 1996, interest due and payable from WESAC is compounded into the debt. This agreement commenced with respect to interest due and payable for the fourth quarter of 1995. The secured loan balances with WESAC include compounded interest of $1.6 million as of March 31, 1997.


                                     6 of 14

     On July 28, 1995, the Company finalized a loan agreement under which WESAC provided a $3 million secured three-year loan to satisfy the Company's immediate working capital requirements. The Company had drawn $2.0 million against this loan as of March 31, 1997.

     On October 25, 1995, the Company entered into a loan and security agreement with Silicon Valley Bank ("SVB") under which SVB provided the Company with a $4.0 million working capital loan through September 1996. Working capital draws by the Company under this facility were guaranteed by WESAC, up to the limit of the line.

     On May 9, 1996, the Company revised the terms of the credit line with SVB. Under the renegotiated terms, SVB agreed to provide a $3.0 million line of credit, without covenants, through October 25, 1996. WESAC agreed to collateralize its guarantee of the Company's outstanding loan balance of $1.9 million with cash, and to similarly collateralize any additional principal and interest borrowings up to the maximum of $3.0 million. As consideration for posting the collateral, the Company agreed to pay
     WESAC a fee in the form of a note for $150 thousand payable in two years at 15% interest.

     On October 25, 1996, the Silicon Valley Bank agreement was further modified, so that (i) the maturity date was extended to May 1998, and (ii) the interest rate on funds borrowed by the Company was reduced from about 11% to about 5.5%, since WESAC deposited cash collateral equivalent to the funds borrowed with SVB. Borrowings under the loan totaled $1.9 million at March 31, 1997, which included $1.7 million of cash borrowings and $0.2 million of cash collateral for letters of credit issued under this loan arrangement. As part of the loan and security agreement in October 1995 and the renegotiation in October 1996, the Company issued warrants to SVB to purchase 175,000 shares of the Company's Common Stock at $2.29 per share, which expire on October 26, 2000.

     On August 28, 1996, WESAC agreed to lend the Company up to $1.6 million. The loan bears interest at an annual rate of 13%, and is secured by all of the assets of the Company. Interest and a commitment fee of $32 thousand payable to WESAC are compounded. In further consideration for making the loan, the Company agreed to issue to WESAC or its designee five year warrants to purchase the Company's common stock as the funds are drawn down. Each warrant covers the number of shares of common stock equal to the quotient of (i) the dollar amount of the draw down divided by (ii) $0.47, the approximate closing price of the common stock on August 16, 1996. The warrants become exercisable on issuance at $0.47 per share. The Company had drawn $1.5 million against this loan as of December 31, 1996, and issued warrants covering 3,404,255 shares of common stock to four WESAC partnerships which provided the funds. As of April 30, 1997, the Company had not drawn the remaining $100 thousand available under the August 1996 term loan. The loan's maturity of January 1, 1997 was extended to May 1998 in October 1996.


                                     7 of 14

     In October 1996, WESAC provided the Company with a new $2.4 million standby line of credit. As of April 30, 1997, the Company had not drawn any funds on this line.

     The warrants described above have been determined to have nominal value and have not been separately recorded in equity.

5.   COMMITMENTS AND CONTINGENCIES

     As security for performance and advances on long-term contracts, at March 31, 1997, the Company is contingently liable for approximately $1.7 million under standby letters of credit and bank guarantees.

     As of March 31, 1997, the Company was not subject to any material legal proceedings.

6.   EARNINGS PER SHARE

     Earnings per share for the three month periods ended March 31, 1997 and 1996 were calculated based on the weighted average number of common and equivalent shares outstanding during the periods. Equivalent shares were determined by using the treasury stock method, which assumes that all dilutive securities were exercised and that the proceeds received were applied to repurchase outstanding shares at the average market price during the period.

     In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share," which is required to be adopted by the Company on December 31, 1997. At that time, the Company will be required to change the method used to compute earnings per share and to restate all prior periods presented. Under the new requirements primary earnings per share will be replaced with basic earnings per share. Basic earnings per share excludes the dilutive effect of common stock equivalents, including stock options. Had earnings per share been calculated under the provisions of the new standard, both basic and diluted earnings per share would be the same as net income per share as reflected in the accompanying condensed consolidated statements of operations for the three month periods ended March 31, 1997 and 1996, respectively.

                                     8 of 14

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT

From time to time the information provided by the Company or statements made by its employees may contain so-called "forward looking" information that involves risks and uncertainties. In particular, statements contained in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" which are not historical facts are forward looking statements. The Company's actual future results may differ significantly from those stated in any forward looking statements. Factors that may cause such differences include, but are not limited to, the factors discussed herein as well as the accuracy of the Company's internal estimates of revenue and operating expense levels. Each of these factors and others are discussed from time to time in the Company's Securities and Exchange Commission filings.

The following information should be read in conjunction with the consolidated financial statements and the notes thereto included in this Quarterly Report, and with the audited Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Form 10-K for the year ended December 31, 1996.

THE COMPANY

The Company operates through several distinct subsidiaries which focus on specific products and/or geographical regions. These entities are coordinated through a common corporate management. The entities include: Wahlco Engineered Products, Inc. ("WEP, Inc."), which designs, manufactures and markets diverters, dampers and expansion joints; Wahlco Engineered Products, Ltd.
("WEP Ltd."), which designs, manufactures and sells dampers and diverters; Pentney Engineering Ltd., which provides pipework and general fabrication, mechanical plant installation and hydraulic equipment manufacturing;
Teddington Bellows Ltd., which designs and manufactures metallic expansion joints; Wahlco, Inc., which designs, manufactures and services equipment to control air pollution; and Treste Plant Hire Ltd., which rents equipment to the mechanical construction industry.

The Company is 81% owned by WES Acquisition Corp. ("WESAC"), an affiliate of Wexford Management LLC.

In November 1995, the Company signed a license agreement with LTG Lufttechnische GmbH ("LTG") to sell and manufacture systems to control volatile organic compounds ("VOCs") in the United States, Canada and Mexico. LTG, located in Stuttgart, Germany, designs, manufactures and sells a broad line of catalytic and thermal VOC and odorant oxidizers.


                                     9 of 14

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1997 VS. THREE MONTHS ENDED MARCH 31, 1996

REVENUES - Revenues of $12.7 million for the first quarter were $0.7 million, or 5%, below revenues of $13.4 million in the first quarter of 1996. Operations in Italy were closed in late 1996 and provided no revenue in the first quarter of 1997 compared to $1.7 million in the comparable quarter of 1996. An additional $0.4 million of the revenue decrease was due to
discontinued Australian operations.   Damper and diverter revenues at WEP,
Inc. and WEP Ltd. were $2.2 million higher than in the first quarter of 1996, partially offsetting these decreases.

Revenues from the sale, rental and service of FGC and DeNox systems and related equipment totaled $1.5 million in the first quarter of 1997, down $0.7 million compared to the first quarter of 1996. The demand for clean air products, including FGC systems, was weak in 1996, as a result of continuing deregulation in the domestic electric utility industry and an apparent absence of urgency on the part of utilities to comply with Phase II Amendments of the Clean Air Act, which go into effect at the beginning of 2000.

COST OF REVENUES - Cost of revenues totaled $10.0 million, or 78% of revenues, for the quarter just ended compared to $10.6 million, or 79% of revenues, for the first quarter of 1996.

SELLING, GENERAL AND ADMINISTRATIVE (SG&A) - First quarter SG&A expense of $3.0 million was $0.8 million lower than SG&A expense of $3.8 million in the first quarter of 1996, principally due to a reduction in administrative personnel coupled with increased cost control. SG&A expense in 1996 included approximately $100 thousand related to the water purification systems license which was terminated in July 1996.

INCOME TAXES - Due to the absence of deferred tax liabilities, the Company did not book a tax benefit against domestic losses in the first quarter of 1997. The income tax benefit of $474 thousand in the first quarter of 1996 represents tax benefits derived from taxable domestic losses.

NET LOSS - The first quarter net loss of $604 thousand compares to a net loss of $810 thousand for the first quarter of 1996. The lower loss was the result of the above mentioned factors.


                                     10 of 14

BACKLOG

Backlog, defined as work for which the Company has entered into a signed agreement or has received a requisition or purchase order, totaled $26.0 million at March 31, 1997, compared to $15.1 million at March 31, 1996 and $23.9 million at December 31, 1996. Approximately $4.3 million of the backlog at March 31, 1997 is scheduled for delivery after December 31, 1997.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company had a positive working capital position of $5.2 million at March 31, 1997, equivalent to its position at December 31, 1996.

The Company has incurred recurring operating losses, and has been dependent on advances from its parent to fund its cash flow requirements. As a result, the reports of the Company's independent auditors in the 1996 Annual Report on Form 10-K expressed doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classifications of assets, or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

The Company believes that the extension of the existing facilities with WESAC and Silicon Valley Bank, along with the new line of credit, will be adequate to fund the Company's operations during 1997. However, significant changes in the Company's anticipated level of business and other events could substantially increase the Company's cash requirements above those now anticipated, and thereby could constrain the Company's results of operations and financial condition. Therefore, the Company is continuing to seek additional sources of financing and to evaluate various strategies, including seeking new equity capital to meet its working capital requirements. There can be no assurance, however, that the Company will be successful in these efforts.

                                     11 of 14

                            Part II:  OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Financial Data Schedule (EDGAR filing only)

     (b) No reports on Form 8-K have been filed during the quarter for which this report is filed.


                                     12 of 14

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        Wahlco Environmental Systems, Inc.
                                        (Registrant)



Date:  May 15, 1997                     /S/ C. STEPHEN BEAL
                                       --------------------------------------
                                        C. Stephen Beal
                                        President and Chief Executive Officer


Date: May 15, 1997                      /S/ A. NOEL DEWINTER
                                       ---------------------------------------
                                        A. Noel DeWinter
                                        Vice President, Chief Financial Officer


                                     13 of 14

                                  EXHIBIT INDEX


Exhibit
NUMBER                            DESCRIPTION                               Page
                                                                            ----

27.            Financial Data Schedule (EDGAR filing only)                   15


                                     14 of 14