Form 10-Q
period 1997-06-30
WAHLCO ENVIRONMENTAL SYSTEMS INC
filed 1997-08-14
CIK 861184

                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                      FORM 10-Q



[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                     FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

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

                 Yes     X                           No
                     ---------                           --------

The number of shares of common stock outstanding at August 1, 1997 was 17,649,000 shares.

                                                               Page 1 of 15

                                                   Exhibit Index at Page 15

                                     1 of 15

                            PART I. Financial Information

ITEM 1. Financial Statements



                          WAHLCO ENVIRONMENTAL SYSTEMS, INC.
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                        (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                     (UNAUDITED)



                                         THREE MONTHS ENDED         SIX MONTHS ENDED
                                              JUNE 30,                  JUNE 30,
                                           1997      1996           1997       1996
                                           ----      ----           ----       ----
REVENUES:
  Product sales                       $   12,451 $   7,870     $   23,808 $   19,504
  Rental, service and other                1,611     2,249          2,988      4,003
                                        --------   -------        -------    -------
                                          14,062    10,119         26,796     23,507
COSTS AND EXPENSES:
  Cost of revenues:
    Product sales                          9,947     7,745         19,063     16,956
    Rental, service and other              1,048     2,363          1,915      3,728
  Selling, general and administrative      2,992     4,964          5,969      8,799
                                        --------   -------        -------    -------
                                          13,987    15,072         26,947     29,483
                                        --------   -------        -------    -------
Operating profit/(loss)                       75    (4,953)          (151)    (5,976)

OTHER INCOME (EXPENSE):
  Interest income                             16        22             48         56
  Interest expense                          (485)     (398)          (895)      (751)
  Other income (expense)                       4       (30)             4         28
                                        --------   -------        -------    -------
                                            (465)     (406)          (843)      (667)
                                        --------   -------        -------    -------
Loss before income taxes                    (390)   (5,359)          (994)    (6,643)

Benefit for income taxes                       -    (1,301)             -     (1,774)
                                        --------   -------        -------    -------
Net loss                              $     (390)$  (4,058)    $     (994)$   (4,869)
                                        --------   -------        -------    -------
                                        --------   -------        -------    -------
Net loss per share                    $    (0.03)$   (0.23)    $    (0.06)$    (0.28)
                                        --------   -------        -------    -------
                                        --------   -------        -------    -------
Average common shares outstanding         17,649    17,649         17,649     17,649
                                        --------   -------        -------    -------
                                        --------   -------        -------    -------

                   See notes to condensed consolidated financial statements.

                                        2 of 15

                     WAHLCO ENVIRONMENTAL SYSTEMS, INC.
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                             (IN THOUSANDS)

                                                  JUNE 30,   DECEMBER 31,
                                                    1996        1997
                                                -----------  ------------
                                                (UNAUDITED)
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                     $     840    $   1,853
  Restricted cash and cash equivalents              1,209        1,050
  Accounts receivable                              12,114       12,069
  Costs and estimated earnings in excess of
     billings on uncompleted contracts              3,054        2,148
  Inventories                                       4,374        4,738
  Other current assets                                943        1,365
                                                 --------     --------
    TOTAL CURRENT ASSETS                           22,534       23,223

Property, plant and equipment, net                  4,777        5,190
Other assets                                        1,294        1,407
                                                 --------     --------
                                                $  28,605    $  29,820
                                                 --------     --------
                                                 --------     --------
CURRENT LIABILITIES:
  Notes payable                                 $     219    $     373
  Accounts payable                                  8,824        9,622
  Accrued payroll and payroll related               1,335        1,589
   liabilities
  Billings in excess of costs and estimated
   earnings on uncompleted contracts                  838        1,356
  Current portion of long-term debt                   252          228
  Taxes payable                                       310          317
  Other accrued liabilities                         5,535        4,575
                                                 --------     --------

    TOTAL CURRENT LIABILITIES                      17,313       18,060
Long-term debt                                     12,725       12,145
Other liabilities                                   2,202        2,435

Commitments and contingencies

STOCKHOLDERS' EQUITY (DEFICIT):
  Common stock                                        176          176
  Capital in excess of par value                   90,813       90,735
  Accumulated deficit                             (92,678)     (91,684)
  Foreign currency translation adjustment          (1,946)      (2,047)
                                                 --------     --------
    TOTAL STOCKHOLDERS' EQUITY (DEFICIT)           (3,635)      (2,820)
                                                 --------     --------
                                                $  28,605    $  29,820
                                                 --------     --------
                                                 --------     --------


       See notes to condensed consolidated financial statements.

                              3 of 15

                   WAHLCO ENVIRONMENTAL SYSTEMS, INC.
            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (IN THOUSANDS)
                               (UNAUDITED)
                                                             SIX  MONTHS ENDED
                                                                  JUNE  30,

                                                             1997         1996
                                                             ----         ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                $  (994)  $   (4,869)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
    Depreciation and amortization                             641          738
    Deferred income taxes                                       -       (1,768)
    Deferred compensation                                      78          132
    (Gain) loss on sale of fixed assets                        28          177
    Changes in operating assets and operating
     liabilities:
      Accounts receivable                                    (249)       4,747
      Costs and estimated earnings in excess of
       billings on uncompleted contracts                     (928)         570
      Inventories                                             317          978
      Other current assets                                    395         (214)
      Accounts payable and accrued liabilities                (54)      (1,791)
      Billings in excess of costs and estimated
       earnings on uncompleted contracts                     (496)        (818)
      Income taxes payable                                     (9)        (213)
                                                         --------     --------
       NET CASH USED IN OPERATING ACTIVITIES               (1,271)      (2,331)
                                                         --------     --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property, plant and equipment                  (247)        (168)
  Proceeds from dispositions of property, plant and            26           37
   equipment
  Change in other assets                                       39         (135)
                                                         --------     --------
       NET CASH USED IN INVESTING                            (182)        (266)
        ACTIVITIES
                                                         --------     --------


CASH FLOWS FROM FINANCING ACTIVITIES:
  Advances from WESAC                                         652          446
  Borrowings on notes payable                                 283          360
  Payments on notes payable                                  (429)        (107)
  Borrowings on long-term debt                                 55           29
  Payments on long-term debt                                 (102)        (148)
                                                         --------     --------
       NET CASH PROVIDED BY FINANCING ACTIVITIES              459          580
                                                         --------     --------

Effect of exchange rate changes on cash                       140         (366)
                                                         --------     --------
Net decrease in cash and cash equivalents                    (854)      (2,383)

Cash and cash equivalents, beginning of period              2,903        5,147
                                                         --------     --------
Cash and cash equivalents, end of period                 $  2,049    $   2,764
                                                         --------     --------
                                                         --------     --------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid for income taxes                             $      -    $     107
                                                         --------     --------
                                                         --------     --------

  Cash paid for interest                                 $    242    $     269
                                                         --------     --------
                                                         --------     --------

             See notes to condensed consolidated financial statements.

                                        4 of 15

WAHLCO ENVIRONMENTAL SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.  BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments necessary for a fair presentation of the consolidated financial position of the Company as of June 30, 1997 and the consolidated results of its operations for the six month periods ended June 30, 1997 and 1996. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and footnote information normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Results of operations for the period ended June 30, 1997 are not necessarily indicative of results to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

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

                                   5 of 15

3.  INVENTORIES

Inventories consist of the following (in thousands):

                                            June 30,         December 31,
                                              1997               1996
                                          -----------        ------------
                                          (Unaudited)

     Raw materials                          $ 1,260             $ 1,375
     Work in process                          2,820               3,152
     Finished goods                             294                 211
                                            -------             -------
       Total inventories                    $ 4,374             $ 4,738
                                            -------             -------
                                            -------             -------

4.  LONG-TERM DEBT

    Long-term debt consists of the following (in thousands):

                                            June 30,         December 31,
                                              1997               1996
                                            -------          -----------

    7.9525% note payable, due in monthly
     installments of $19 (principal and
     interest) through June 2000,
     secured by related lease payments      $  610              $   702

    Secured term loan from WESAC, bearing
     interest at 13.0% and due
     September, 1998.                        6,145                 5,763

    Secured term loan from WESAC, bearing
     interest at 13.0% and due
     September, 1998.                        2,528                 2,372

    Secured loan from Silicon Valley Bank,
     bearing interest at 5.5% and due
     September, 1998.                        1,700                 1,700

    Secured term loan from WESAC, bearing
     interest at 13.0% and due September,
     1998.                                   1,689                 1,585

     Other credit agreements                   305                   251
                                           -------               -------

                                            12,977                12,373
     Less current portion                     (252)                 (228)
                                           -------               -------
                                           $12,725              $ 12,145
                                           -------               -------
                                           -------               -------

                                     6 of 15

Under an agreement reached between the Company and WESAC on March 22, 1996, interest due and payable from WESAC is compounded into the debt. This agreement commenced with respect to interest due and payable for the fourth quarter of 1995. The secured loan balances with WESAC include compounded interest of $2.0 million as of June 30, 1997.

On July 28, 1995, the Company finalized a loan agreement under which WESAC provided a $2.0 million secured three-year loan to satisfy the Company's immediate working capital requirements. The Company had drawn $2.0 million against this loan as of June 30, 1997.

On October 25, 1995, the Company entered into a loan and security agreement with Silicon Valley Bank ("SVB") under which SVB provided the Company with a $4.0 million working capital loan through September 1996. On May 9, 1996, the Company revised the terms of the credit line with SVB. Under the renegotiated terms, SVB agreed to provide a $3.0 million line of credit, without covenants, through October 25, 1996 and WESAC agreed to collateralize its guarantee of the Company's outstanding loan balance of $1.7 million and $0.2 million in letters of credit issued by SVB with $1.9 million in cash.

On October 25, 1996, the SVB agreement was further modified, so that (i) the maturity date was extended to May 1998, and (ii) the interest rate on funds borrowed by the Company was reduced from about 11% to about 5.5%, since WESAC deposited cash collateral equivalent to the funds borrowed with SVB.

On August 28, 1996, WESAC agreed to lend the Company up to $1.6 million. The loan bears interest at an annual rate of 13%, and is secured by all of the assets of the Company. Interest and a commitment fee of $32 thousand payable to WESAC are compounded. The Company had drawn $1.5 million against this loan as of June 30, 1997. In October 1996, WESAC provided the Company with a new $2.4 million standby line of credit. As of June 30, 1997, the Company had not drawn any funds on this line.

Also, in October 1996, WESAC extended the maturities of the $1.6 million and $2.4 million facilities to May 1998. In June 1997, WESAC further extended the maturities of these two facilities along with the SVB agreement to September 1998.

5.  COMMITMENTS AND CONTINGENCIES

As security for performance and advances on long-term contracts, at June 30, 1997, the Company is contingently liable for approximately $2.3 million under standby letters of credit and bank guarantees.

As of June 30, 1997, the Company was not subject to any material legal proceedings.

                                     7 of 15

6.  EARNINGS PER SHARE

Earnings per share for the three and six month periods ended June 30, 1997 and 1996 were calculated based on the weighted average number of common and equivalent shares outstanding during the periods. Equivalent shares were determined by using the treasury stock method, which assumes that all dilutive securities were exercised and that the proceeds received were applied to repurchase outstanding shares at the average market price during the period.

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share," which is required to be adopted by the Company on December 31, 1997. At that time, the Company will be required to change the method used to compute earnings per share and to restate all prior periods presented. Under the new requirements primary earnings per share will be replaced with basic earnings per share. Basic earnings per share excludes the dilutive effect of common stock equivalents, including stock options. Had earnings per share been calculated under the provisions of the new standard, both basic and diluted earnings per share would be the same as net income per share as reflected in the accompanying condensed consolidated statements of operations for the three and six month periods ended June 30, 1997 and 1996, respectively.

                                     8 of 15

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

                                     9 of 15

RESULTS OF OPERATIONS

THREE  MONTHS ENDED JUNE 30, 1997 VS. THREE  MONTHS ENDED JUNE 30, 1996

REVENUES - Second quarter revenues of $14.1 million were $3.9 million, or 39%, higher than revenues of $10.1 million reported in the second quarter of 1996. Revenues from the sales, rental and service of flue gas conditioning
(FGC) systems and related products totaled $3.2 million in the second quarter of 1997, up $2.0 million from revenues generated from such systems in the second quarter of 1996. The second quarter of 1997 benefited from the recognition of significant revenues on two large FGC contracts which were booked late in 1996. Revenues in the second quarter of 1996 reflected a series of smaller domestic contracts. Additionally, sales of products for the reduction and control of VOCs totaled $0.5 million in the second quarter of 1997; revenues from sales of these systems in the first half of last year were insignificant.

Damper and diverter revenues at WEP, Inc. and WEP Ltd. were $1.5 million higher than in the second quarter of 1996, also the result of completing several significant large orders which were booked in 1996.

COST OF REVENUES - Cost of revenues totaled $11.0 million, or 78% of revenues, for the quarter just ended, compared to $10.1 million, or 100% of revenues, for the second quarter of 1996. Cost of revenues was significantly higher as a percent of revenues in the second quarter of 1996 as the second quarter of last year included provisions for contract charges totaling approximately $1.7 million, of which $1.0 million related to products manufactured under subcontract in foreign countries by the WEP Group and $0.7 million related to domestic contracts disputes at Wahlco, Inc.

SALES, GENERAL AND ADMINISTRATIVE (SG&A) - SG&A expense of $3.0 million in the second quarter of 1997 was $2.0 million below SG&A expense of $5.0 million reported in the comparable quarter of 1996. SG&A expense in the second quarter of 1996 included $0.7 million of bad debt reserves for domestic receivables in the WEP Group and one-time charges totaling approximately $350 thousand related to executive severance expenses and option programs. Before one-time charges, SG&A expense in the second quarter of 1996 totaled $3.8 million. The decrease in SG&A expense in the second quarter of 1997 was due to a reduction in administrative personnel coupled with increased cost control.

INCOME TAXES - Due to the absence of any remaining deferred tax liabilities, the Company did not book a tax benefit against domestic losses in the second quarter of 1997. The income tax benefit of $1.3 million in the second quarter of 1996 represented tax benefits derived from taxable domestic losses in that quarter.

NET LOSS - The net loss of $390 thousand for the second quarter of 1997 is $3.7 million smaller than the net loss of $4.1 million in the second quarter of 1996 due to the above mentioned factors.

                                   10 of 15

SIX MONTHS ENDED JUNE 30, 1997 VS. SIX MONTHS ENDED JUNE 30, 1996

REVENUES - Revenues for the six months ended June 30, 1997 of $26.7 million were $3.3 million, or 14%, higher than revenues of $23.5 million reported for the same six month period of 1996. Since revenues for the first six months of last year included approximately $0.6 million of revenues from discontinued businesses, revenues from continuing operations increased $3.9 million. Revenues from the sale of dampers and expansion joints at WEP, Inc. in Maine totaled $9.2 million for the six months just ended, up $3.2 million from revenues of $6.0 million reported in the comparable six months of last year, on the strength of WEP Inc.'s strong backlog at the end of 1996. Revenues from the sale and servicing of FGC and related systems totaled $6.6 million during the first six months of 1997, up $1.5 million from revenues of $5.1 million from the sales of these systems in the first half of 1996. Revenues from the U.K. operations declined approximately $1.1 million over the first six months of last year, reflecting the closure of the Company's operations in Italy.

COST OF REVENUES - Cost of revenues for the six months ended June 30, 1997 totaled $21.0 million, representing 78% of revenues, compared to cost of revenues of $20.7 million, representing 88% of revenues for the same period last year. Cost of revenues represented a lower percentage of revenues in 1997 due primarily to the fact that cost of revenues in 1996 included contract charges of $1.7 million taken in the second quarter of 1996, primarily related to jobs subcontracted by the WEP Group in foreign locations. Additionally, overall margin performance on FGC contracts in 1997 improved from a year ago due to lower levels of factory overhead on a reduced cost structure, coupled with manufacturing and engineering efficiencies resulting from the assimilation of the manufacturing process transferred from Puerto Rico.

SALES, GENERAL AND ADMINISTRATIVE (SG&A) - SG&A expense totaled $6.0 million for the six months ended June 30, 1997, down $2.8 million from SG&A expense of $8.8 million for the six months ended June 30, 1996. Adjusted to eliminate one-time charges totaling approximately $1.1 million, SG&A expense for the first six months of 1996 totaled $7.7 million. The decrease in SG&A expense in 1997, from adjusted 1996 levels, reflects a reduction in administrative personnel, increased purchasing efficiencies and cost controls.

INCOME TAXES - The Company did not book a tax benefit against domestic losses in the first half of 1997 due to the absence of any remaining deferred tax liabilities. The income tax benefit of $1.8 million recorded for the six months ended June 30, 1996 represented tax benefits available on taxable domestic losses.

NET LOSS - The net loss for the six month period in 1997 totaled $1.0 million, $3.9 million lower than the net loss of $4.9 million reported in the same period of 1996. The loss this year was caused by the factors mentioned above.

                                   11 of 15

BACKLOG

Backlog, defined as work for which the Company has entered into a signed agreement or has received a requisition or purchase order, totaled $19.0 million at June 30, 1997, compared to $21.3 million at June 30, 1996 and $23.9 million at December 31, 1996. Approximately $4.1 million of the backlog at June 30, 1997 is scheduled for delivery after December 31, 1997.

LIQUIDITY AND CAPITAL RESOURCES

The Company had positive working capital position of $5.2 million at June 30, 1997, identical to the working capital at December 31, 1996.

Prior to the second quarter's operating income, the Company had incurred recurring operating losses, and has been dependent on advances from its parent to fund its cash flow requirements. As a result, the reports of the Company's independent auditors in the 1996 Annual Report on Form 10-K expressed doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classifications of assets, or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

The Company believes that the extension of the existing facilities with WESAC and Silicon Valley Bank, along with the new line of credit, will be adequate to fund the Company's operations during 1997 (See Note 4 to Notes to Condensed Consolidated Financial Statements). However, significant changes in the Company's anticipated level of business and other events could substantially increase the Company's cash requirements above those now anticipated, and thereby could constrain the Company's results of operations and financial condition. Therefore, the Company is continuing to evaluate recapitalization alternatives and to seek additional sources of financing, including the possible conversion of WESAC debt into equity as well as exploring unrelated sources of new equity capital. Both the conversion of the WESAC debt into equity and the raising of any substantial amount of new equity would require approval of the Company's stockholders as well as the New York Stock Exchange. The Company has been out of compliance with certain of the NYSE listing standards for some time. In connection with the proposed recapitalization, the Company anticipates issuing additional shares and will confer with the NYSE on both of these matters. While the Company intends to address the compliance issues, there can be no assurance that the Company's shares will continue to be listed on that exchange or that it will be successful in its recapitalization efforts.

NEW ACCOUNTING PRONOUNCEMENTS

Statement of Financial Accounting Standards (SFAS) No. 128 EARNINGS PER SHARE and SFAS No. 129 DISCLOSURE OF IMFORMATION ABOUT CAPITAL STRUCTURE were issued in February 1997 and are effective for periods ending after December 15, 1997. The Company will adopt SFAS No. 128 and SFAS No. 129 for the period ending December 31, 1997 and anticipates that such adoption will not materially impact the Company's financial statements. SFAS No. 130 REPORTING COMPREHENSIVE INCOME and SFAS No. 131. DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION were issued in June 1997. The Company will adopt SFAS No. 130 and SFAS No. 131 in 1998 and anticipates that such adoption will not materially impact the Company's financial statements.

                                   12 of 15

                           Part II:  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a)  Financial Data Schedule (EDGAR filing only)

    (b) No reports on Form 8-K have been filed during the quarter for which this report is filed.

                                   13 of 15

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        Wahlco Environmental Systems, Inc.
                                        (Registrant)



Date:    August 13, 1997                /s/ C. STEPHEN BEAL
                                        -----------------------------------
                                        C. Stephen Beal
                                        President and Chief Executive Officer


Date:    August 13, 1997                /s/ A. NOEL DEWINTER
                                        -----------------------------------
                                        A. Noel DeWinter
                                        Vice President, Chief Financial Officer


                                   14 of 15

                                    EXHIBIT INDEX


EXHIBIT
NUMBER                   DESCRIPTION                                PAGE
-------                  -----------                                ----

27.           Financial Data Schedule (EDGAR filing only)            16



                                   15 of 15