Form 10-Q
period 1997-09-30
WAHLCO ENVIRONMENTAL SYSTEMS INC
filed 1997-11-19
CIK 861184

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q



[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

                                      or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the transition period from               to
                                        -------------    --------------

                        Commission File Number:  1-10478

                       WAHLCO ENVIRONMENTAL SYSTEMS, INC.
            (Exact name of registrant as specified in its charter)

             DELAWARE                                       33-0391175
    (State or other jurisdiction of                      (I.R.S. Employer
    incorporation or organization)                      Identification No.)


                         3600 West Segerstrom Avenue
                         Santa Ana, California  92704
            (Address of principal executive offices and zip code)

     Registrant's Telephone Number, including area code:  (714) 979-7300

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                      Yes   X          No
                          -----           -----

The number of shares of common stock outstanding at November 1, 1997 was 17,649,000 shares.

                                                                   Page 1 of 17

                                                       Exhibit Index at Page 17

                       PART I. Financial Information

ITEM 1. Financial Statements

                      WAHLCO ENVIRONMENTAL SYSTEMS, INC.
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                 (UNAUDITED)

                                                     THREE MONTHS ENDED           NINE MONTHS ENDED
                                                        SEPTEMBER 30,               SEPTEMBER 30,
                                                     1997          1996           1997          1996
                                                 ----------     ---------      ---------     ---------
REVENUES:
     Product sales                               $    8,922     $   7,376      $  32,730     $  26,880
     Rental, service and other                        1,830         1,747          4,818         5,750
                                                 ----------     ---------      ---------     ---------
                                                     10,752         9,123         37,548        32,630

COSTS AND EXPENSES:
     Cost of revenues:
        Product sales                                 7,250         6,330         26,313        23,286
        Rental, service and other                     1,444         1,550          3,359         5,278
     Selling, general and administrative              3,054         3,005          9,023        11,804
                                                 ----------     ---------      ---------     ---------
                                                     11,748        10,885         38,695        40,368
                                                 ----------     ---------      ---------     ---------

Operating loss                                         (996)       (1,762)        (1,147)       (7,738)

OTHER INCOME (EXPENSE):
     Interest income                                     31             8             79            64
     Interest expense                                  (471)         (352)        (1,366)       (1,103)
     Other income (expense)                             (15)          (13)           (11)           15
                                                 ----------     ---------      ---------     ---------
                                                       (455)         (357)        (1,298)       (1,024)
                                                 ----------     ---------      ---------     ---------

Loss before income taxes                             (1,451)       (2,119)        (2,445)       (8,762)

Benefit for income taxes                                  -          (702)             -        (2,476)
                                                 ----------     ---------      ---------     ---------

Net loss                                         $   (1,451)    $  (1,417)     $  (2,445)    $  (6,286)
                                                 ----------     ---------      ---------     ---------
                                                 ----------     ---------      ---------     ---------

Net loss per share                               $    (0.08)    $   (0.08)     $   (0.14)    $   (0.36)
                                                 ----------     ---------      ---------     ---------
                                                 ----------     ---------      ---------     ---------

Average common shares outstanding                    17,649        17,649         17,649        17,649
                                                 ----------     ---------      ---------     ---------
                                                 ----------     ---------      ---------     ---------

See notes to condensed consolidated financial statements.

                       WAHLCO ENVIRONMENTAL SYSTEMS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (IN THOUSANDS)

                                                                       SEPTEMBER 30,         DECEMBER 31,
                                                                           1997                  1996
                                                                       -------------        -------------
ASSETS                                                                  (UNAUDITED)
CURRENT ASSETS:
           Cash and cash equivalents                                   $       438          $     1,853
           Restricted cash and cash equivalents                              1,576                1,050
           Accounts receivable                                               9,749               12,069
           Costs and estimated earnings in excess of
              billings on uncompleted contracts                              3,821                2,148
           Inventories                                                       4,731                4,738
           Other current assets                                                971                1,365
                                                                       -----------          -----------
           TOTAL CURRENT ASSETS                                             21,286               23,223

Property, plant and equipment, net                                           4,601                5,190
Other assets                                                                 1,208                1,407
                                                                       -----------          -----------
                                                                       $    27,095          $    29,820
                                                                       -----------          -----------
                                                                       -----------          -----------

LIABILITIES AND STOCKHOLDERS' EQUITY
(DEFICIT)

CURRENT LIABILITIES:
           Notes payable                                               $     1,102          $       373
           Accounts payable                                                  7,442                9,622
           Accrued payroll and payroll related liabilities                   1,362                1,589
           Billings in excess of costs and estimated earnings
              on uncompleted contracts                                         736                1,356
           Current portion of long-term debt                                   252                  228
           Taxes payable                                                       206                  317
           Other accrued liabilities                                         6,066                4,575
                                                                       -----------          -----------
           TOTAL CURRENT LIABILITIES                                        17,166               18,060
Long-term debt                                                              13,003               12,145
Other liabilities                                                            2,086                2,435

Commitments and contingencies                                                    -                    -

STOCKHOLDERS' EQUITY (DEFICIT):
           Common stock                                                        176                  176
           Capital in excess of par value                                   90,834               90,735
           Accumulated deficit                                             (94,129)             (91,684)
           Foreign currency translation adjustment                          (2,041)              (2,047)
                                                                       -----------          -----------
           TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                             (5,160)              (2,820)
                                                                       -----------          -----------
                                                                       $    27,095          $    29,820
                                                                       -----------          -----------
                                                                       -----------          -----------

            See notes to condensed consolidated financial statements.

                      WAHLCO ENVIRONMENTAL SYSTEMS, INC.
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)
                                 (UNAUDITED)

                                                                             NINE MONTHS ENDED
                                                                                SEPTEMBER  30,
                                                                            1997              1996
                                                                        ----------        ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                            $  (2,445)        $  (6,286)
    Adjustments to reconcile net loss to net cash
       used in operating activities:
       Depreciation and amortization                                          947             1,084
       Deferred income taxes                                                    -            (2,020)
       Deferred compensation                                                   99               248
       Loss on sale of fixed assets                                            22               135
       Changes in operating assets and operating liabilities:
          Accounts receivable                                               1,906             4,992
          Costs and estimated earnings in excess of
             billings on uncompleted contracts                             (1,717)            1,042
          Inventories                                                         (90)            2,439
          Other current assets                                                340               244
          Accounts payable and accrued liabilities                           (722)           (5,907)
          Billings in excess of costs and estimated earnings
             on uncompleted contracts                                        (575)              929
          Income taxes payable                                               (114)             (173)
                                                                        ---------         ---------
          NET CASH USED IN OPERATING ACTIVITIES                            (2,349)           (3,273)
                                                                        ---------         ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property, plant and equipment                                (382)             (270)
    Proceeds from dispositions of property, plant and equipment                40                43
    Change in other assets                                                     82              (117)
                                                                        ---------         ---------
          NET CASH USED IN INVESTING ACTIVITIES                              (260)             (344)
                                                                        ---------         ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Advances from WESAC                                                        999             1,479
   Borrowings on notes payable                                              1,266                28
   Payments on notes payable                                                 (521)             (756)
   Borrowings on long-term debt                                                55                29
   Payments on long-term debt                                                (168)             (202)
                                                                        ---------         ---------
          NET CASH PROVIDED BY FINANCING ACTIVITIES                         1,631               578
                                                                        ---------         ---------
Effect of exchange rate changes on cash                                        89                11
                                                                        ---------         ---------
Net decrease in cash and cash equivalents                                    (889)           (3,028)
Cash and cash equivalents, beginning of period                              2,903             5,147
                                                                        ---------         ---------
Cash and cash equivalents, end of period                                $   2,014         $   2,119
                                                                        ---------         ---------
                                                                        ---------         ---------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid for income taxes                                           $       -         $     107
                                                                        ---------         ---------
                                                                        ---------         ---------
   Cash paid for interest                                               $     350         $     400
                                                                        ---------         ---------
                                                                        ---------         ---------

See notes to condensed consolidated financial statements.

WAHLCO ENVIRONMENTAL SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.  BASIS OF PRESENTATION

    In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments necessary for a fair presentation of the consolidated financial position of the Company as of September 30, 1997 and the consolidated results of its operations for the nine month periods ended September 30, 1997 and 1996. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and footnote information normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Results of operations for the period ended September 30, 1997 are not necessarily indicative of results to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

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

3.  INVENTORIES

    Inventories consist of the following (in thousands):

                                            September 30,     December 31,
                                                 1997              1996
                                            ------------      ------------
                                            (Unaudited)

     Raw materials                           $ 1,372             $ 1,375
     Work in process                           3,044               3,152
     Finished goods                              315                 211
                                             -------             -------
          Total inventories                  $ 4,731             $ 4,738
                                             -------             -------
                                             -------             -------

4.   LONG-TERM DEBT

     Long-term debt consists of the following (in thousands):

                                                                       September 30,     December 31,
                                                                            1997              1996
                                                                       -------------     ------------
     7.9525% note payable, due in monthly
       installments of $20 (principal and interest) through
       June 2000, secured by related lease payments                    $        563      $       702

     Secured term loan from WESAC, bearing interest at
         13.0% and due March 1999.                                            6,348            5,763

     Secured term loan from WESAC, bearing interest at
         13.0% and due March 1999.                                            2,611            2,372

     Secured loan from Silicon Valley Bank, bearing
         interest at 5.5% and due March 1999.                                 1,700            1,700

     Secured term loan from WESAC, bearing interest at
         13.0% and due March 1999.                                            1,744            1,585

     Other credit agreements                                                    289              251
                                                                       -------------     ------------
                                                                             13,255           12,373
     Less current portion                                                      (252)            (228)
                                                                       -------------     ------------
                                                                       $     13,003      $    12,145
                                                                       -------------     ------------
                                                                       -------------     ------------

    Under agreements reached between the Company and WESAC on April 12, 1996 and March 12, 1997, interest due and payable from WESAC is compounded into the debt. These agreements commenced with respect to interest due and payable for the fourth quarter of 1995. The secured loan balances with WESAC include compounded interest of $2.3 million as of September 30, 1997.

    On September 18, 1997, the Company announced a rights offering for its public shareholders, more fully described in the Management's Discussion and Analysis of Financial Condition and Results of Operations. Once the rights offering is consummated, the $1.7 million secured loan with Silicon Valley Bank would be paid off and $10.7 million of debt to WESAC, at September 30, 1997, would be converted to stockholders' equity.

5.  COMMITMENTS AND CONTINGENCIES

    As security for performance and advances on long-term contracts at September 30, 1997, the Company is contingently liable for approximately $3.1 million under standby letters of credit and bank guarantees.

    As of September 30, 1997, the Company was not subject to any material legal proceedings.

6.  EARNINGS PER SHARE

    Earnings per share for the three and nine month periods ended September 30, 1997 and 1996 were calculated based on the weighted average number of common and equivalent shares outstanding during the periods. Equivalent shares were determined by using the treasury stock method, which assumes that all dilutive securities were exercised and that the proceeds received were applied to repurchase outstanding shares at the average market price during the period.

    In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share," which is required to be adopted by the Company on December 31, 1997. At that time, the Company will be required to change the method used to compute earnings per share and to restate all prior periods presented. Under the new requirements, primary earnings per share will be replaced with basic earnings per share. Basic earnings per share excludes the dilutive effect of common stock equivalents, including stock options. Had earnings per share been calculated under the provisions of the new standard, both basic and diluted earnings per share would be the same as net income per share as reflected in the accompanying condensed consolidated statements of operations for the three and nine month periods ended September 30, 1997 and 1996, respectively.

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

THE COMPANY

The Company operates through several distinct subsidiaries which focus on specific products and/or geographical regions. These entities are coordinated through a common corporate management. The entities include:
Wahlco Engineered Products, Inc. ("WEP, Inc."), which designs, manufactures and markets diverters, dampers and expansion joints; Wahlco Engineered Products, Ltd. ("WEP Ltd."), which designs, manufactures and sells diverters, dampers and expansion joints; Pentney Engineering Ltd. which provides pipework and general fabrication, mechanical plant installation and hydraulic equipment manufacturing; Teddington Bellows Ltd., which designs and manufactures metallic expansion joints; Wahlco, Inc., which designs, manufactures and services equipment to control air pollution, along with the manufacture of heaters and thermocouples; and Treste Plant Hire Ltd., which rents equipment to the mechanical construction industry.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1997 VS. THREE MONTHS ENDED SEPTEMBER 30,
1996

REVENUES - Third quarter revenues of $10.8 million were $1.7 million, or 18%, higher than revenues of $9.1 million reported in the third quarter of 1996. Revenues at WEP, Inc. and WEP, Ltd., primarily from sales of diverters and dampers, totaled $6.3 million in the third quarter of 1997, up $1.4 million from revenues reported in the third quarter of 1996. The increase was the result of completing several significant large orders which were booked in late 1996. Revenues from the sales, rental and service of flue gas conditioning (FGC) systems and related air pollution control products totaled $2.4 million in the third quarter of 1997, up $0.4 million from revenues generated from such systems in the third quarter of 1996. The third quarter of 1997 benefited from the recognition of significant revenues on two large FGC contracts which were booked late in 1996. Revenues in the third quarter of 1996 reflected a series of smaller domestic contracts. The absence of revenues in 1997 from WEP Italiana, which was closed at the end of 1996, represented a revenue decrease of $0.2 million in the third quarter of 1997 compared to the third quarter of 1996.

COST OF REVENUES - Cost of revenues totaled $8.7 million, or 81% of revenues, for the quarter just ended, compared to $7.9 million, or 86% of revenues, for the third quarter of 1996. Cost of revenues was lower as a percent of revenues in the third quarter of 1997 compared to the third quarter of 1996, as the third quarter last year included provisions for contract charges totaling approximately $0.7 million, primarily related to products manufactured under subcontract in foreign countries by the WEP Group.

SALES, GENERAL AND ADMINISTRATIVE (SG&A) - SG&A expense of $3.1 million in the third quarter of 1997 was $0.1 million above SG&A expense of $3.0 million reported in the third quarter of 1996 as a result of additional bad debt reserves on certain U. K. contracts. SG&A expense in the third quarter of 1996 included a $50 thousand reserve for bad debts related to the water purification systems business, which was closed in July 1996.

OPERATING LOSS - Operating loss of $1.0 million in the third quarter of 1997 was $0.8 million less than the operating loss of $1.8 million reported in the third quarter of 1996. The reduction in operating loss was due to an 18% increase in revenues compared to the third quarter of 1996, and improvements in cost of revenues which were five percentage points lower in the third quarter of 1997 compared to the third quarter of 1996. SG&A expense was essentially unchanged from the third quarter of 1996.

INCOME TAXES - Due to the absence of any remaining deferred tax liabilities, the Company did not book a tax benefit against domestic losses in the third quarter of 1997. The income tax benefit of $702 thousand in the third quarter of 1996 represented tax benefits derived from taxable domestic losses in that quarter.

NET LOSS - The net loss of $1.5 million for the third quarter of 1997 was $34 thousand larger than the net loss of $1.4 million in the third quarter of 1996 due to the above mentioned factors.

NINE MONTHS ENDED SEPTEMBER 30, 1997 VS. NINE MONTHS ENDED SEPTEMBER 30, 1996

REVENUES - Revenues for the nine months ended September 30, 1997 of $37.5 million were $4.9 million, or 15%, higher than revenues of $32.6 million reported for the same nine month period of 1996. Since revenues for the first nine months of last year included approximately $3.3 million of revenues from discontinued businesses, revenues from continuing operations increased $8.2 million. Revenues from the sale of dampers, diverters and expansion joints at WEP Inc. and WEP Ltd. represented $7.2 million of the increase for the nine months ended September 1997 compared to the comparable nine months of 1996. Revenues from the sale and servicing of FGC and related air pollution control products increased $1.9 million in the nine months just ended compared to the nine months ended September 1996. Revenues from Teddington Bellows Ltd. decreased approximately $0.5 million in the nine months ended September 1997 compared to the nine months ended 1996.

COST OF REVENUES - Cost of revenues for the nine months ended September 30, 1997 totaled $29.7 million, representing 79% of revenues, compared to cost of revenues of $28.6 million, representing 88% of revenues, for the same period last year. Cost of revenues represented a lower percentage of revenues in 1997 due primarily to the fact that cost of revenues in 1996 included contract charges of $2.4 million taken in the second and third quarters of 1996, primarily related to jobs subcontracted by the WEP Group in foreign locations.

SALES, GENERAL AND ADMINISTRATIVE (SG&A) - SG&A expense totaled $9.0 million for the nine months ended September 30, 1997, down $2.8 million from SG&A expense of $11.8 million for the nine months ended September 30, 1996. Adjusted to eliminate one-time charges totaling approximately $0.8 million, SG&A expense for the first nine months of 1996 totaled $11.0 million. The decrease in SG&A expense in 1997, from adjusted 1996 levels, reflects a reduction in administrative personnel, increased purchasing efficiencies and cost controls.

OPERATING LOSS - The operating loss of $1.1 million reported for the nine months ended September 30, 1997 was $6.6 million less than the operating loss of $7.7 million reported for the nine months ended September 30, 1996. The reduction in operating loss reflects (a) a $4.9 million increase in revenues for the nine months just ended, compared to the nine months ended September 30, 1996, (b) a nine percentage point reduction in cost of revenues as a percent of revenues, and (c) a $2.8 million reduction of SG&A expense in the nine months just ended compared to the nine months ended September 30, 1996.

INCOME TAXES - The Company did not book a tax benefit against domestic losses in the first nine months of 1997 due to the absence of any remaining deferred tax liabilities. The income tax benefit of $2.5 million recorded for the nine months ended September 30, 1996 represented tax benefits available on taxable domestic losses.

NET LOSS - The net loss for the nine month period in 1997 totaled $2.4 million. This represents a $3.9 million improvement from the net loss of $6.3 million reported in the same period of 1996. The loss this year was caused by the factors mentioned above.

BACKLOG

Backlog, defined as work for which the Company has entered into a signed agreement or has received a requisition or purchase order, totaled $17.7 million at September 30, 1997, compared to $21.0 million at September 30, 1996 and $23.9 million at December 31, 1996. Approximately $6.1 million of the backlog at September 30, 1997 is scheduled for delivery after December 31, 1997.

LIQUIDITY AND CAPITAL RESOURCES

The Company had positive working capital of $4.1 million at September 30, 1997, which was $1.1 million less than the working capital of $5.2 million at December 31, 1996.

The Company has incurred recurring operating losses and has been dependent on advances from WESAC, its 81% majority stockholder to fund its cash flow requirements. As a result, the reports of the Company's independent auditors in the 1996 Annual Report on Form 10-K expressed doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classifications of assets, or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

On July 28, 1995, the Company entered into a loan agreement under which WESAC provided a $2.0 million three-year loan to satisfy the Company's immediate working capital requirements. This loan is secured by substantially all of the assets of the Company. The Company had drawn $2.0 million against this loan as of September 30, 1997. The maturity date of this loan has been extended to March 31, 1999.

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

On October 25, 1996, the SVB agreement was further modified, so that (i) the maturity date was extended to May 1998, and (ii) the interest rate on funds borrowed by the Company was reduced from about 11% to about 5.5%, since WESAC deposited cash collateral equivalent to the funds borrowed with SVB. In October 1997, the SVB Agreement was further extended to a maturity date in March 1999.

On August 28, 1996, WESAC agreed to lend the Company up to $1.6 million. The loan bears interest at an annual rate of 13%, and is secured by substantially all of the assets of the Company. The maturity date of this loan has been extended to March 31, 1999. Interest and a commitment fee of $32 thousand payable to WESAC are compounded. The Company had drawn $1.5 million against this loan as of September 30, 1997.
In October 1996, WESAC agreed to provide the Company with an additional $2.4 million standby line of credit. As of September 30, 1997, the Company had not drawn any funds on this line.

In February 1997, certain investment partnerships managed by Wexford Management LLC ("Wexford") and affiliated with WESAC established and guaranteed a credit facility at Chase Manhattan Bank (the "Wexford/Chase Line") to provide short-term financing for companies owned by the investment partnerships, including the Company. The facility had a funding capacity of approximately $3.8 million at September 30, 1997, against which the Company had issued letters of credit totaling approximately $2.3 million and drawn $750 thousand for working capital. In October, the facility was increased to a total of $5.0 million and the Company drew an additional $1.0 million from the line as a short-term loan and issued a letter of credit in the amount of $500 thousand. Prior to the completion of the rights offering described below, the Company anticipates that an additional $500 thousand will be required under this facility, totaling approximately $2.2 million in working capital draws and $2.8 million in letters of credit from this facility in 1997. The Wexford/Chase Line expires on June 30, 1998. If Wexford provides Chase Manhattan Bank with collateral, Chase Manhattan Bank will make loans to the Company under the Wexford/Chase Line. Each loan has a maturity of 90 days, but may be called on demand by Chase Manhattan Bank.

On September 18, 1997, the Company announced plans to make a rights offering to its public stockholders. Holders of the 3,389,000 common shares publicly traded will be issued eight rights for each share of stock owned. Each right will entitle the holder to purchase one share of the Company's common stock at $0.10 per share. The rights will be freely tradeable, and a market for them may develop. The rights offering requires stockholder approval. The Company intends to file a registration statement relating to the rights offering in December, 1997.

On October 24, 1997, the Company announced that investment partnerships managed by Wexford which own substantially all of the stock of WESAC have agreed to act as stand-by underwriters for the rights offering. As stand-by underwriters, such investment partnerships have agreed to purchase any of the common shares that are not purchased in the rights offering. The commitment by such investment partnerships to serve as stand-by underwriters ensures the Company of gross proceeds from the rights offering of approximately $2.7 million. The Company intends to utilize the net proceeds to pay down the $1.7 million secured loan from Silicon Valley Bank. The balance of the proceeds would be available to invest in working capital and higher margin service businesses. (See Note 4 to Notes to Condensed Consolidated Financial Statements.)

Upon completion of the rights offering, the Company will have approximately 45,000,000 common shares outstanding. To reduce the number of shares outstanding and increase the stock price to attract a broader range of investors, the Company intends to effect a reverse stock split after the closing of the offering, subject to the approval of the New York Stock Exchange.

Subsequent to the rights offering and the reverse stock split, WESAC will purchase, at the same price as the rights exercise price adjusted for the reverse stock split, shares of common stock through the cancellation of all of its secured debt, which is estimated to be about $11.3 million. The net results of the rights offering and the debt conversion will be a balance sheet with significantly reduced third party debt and with an improvement in stockholders' equity of approximately $14 million.

Because it is anticipated that the proceeds of the rights offering will be utilized to pay down the $1.7 million secured loan with Silicon Valley Bank, and that WESAC will convert approximately $11.3 million of secured debt, the only funded debt remaining on the balance sheet will be the approximately $2.2 million of short-term funding provided through the Wexford/Chase Line through the end of June 1998 and certain equipment leases. The Company anticipates that the rights offering will provide it with working capital of approximately $0.6 million, net of the payoff of the Silicon Valley Bank loan and expenses related to the offering. Additionally, the same investment partnerships that established the Wexford/Chase Line have agreed to provide the Company with a $2.5 million loan facility with an expiration date of December 31, 2000 upon the completion of the rights offering and the debt conversion. This new $2.5 million facility will replace the $2.4 million stand-by line of credit that WESAC agreed to provide in October 1996, on which the Company has not drawn any funds.

The Company believes that the new $2.5 million facility, together with the Wexford/Chase Line and the net cash available from the rights offering, will be adequate to fund the Company's operations during 1998, although there can be no assurance that (i) loans will be available under the Wexford/Chase Line, or if made, will not be called for repayment, or (ii) such sources of liquidity will be sufficient to meet the Company's needs. Significant changes in the Company's anticipated level of business and other events could substantially increase the Company's cash requirements above those now anticipated. This could have the effect of requiring that additional cash resources be obtained. Therefore, the Company is continuing to seek additional sources of financing, as well as exploring unrelated sources of new equity capital, although there can be no assurance that the Company will be successful in doing so or that any such financing or equity capital would be available on acceptable terms. The Company has been out of compliance with certain of the NYSE listing standards for some time. In connection with the proposed recapitalization, the Company anticipates issuing additional shares of common stock and has met with the NYSE on both of these matters. While the Company intends to address the compliance issues, there can be no assurance that the Company will be successful in its recapitalization efforts or that its shares will continue to be listed on the NYSE.

NEW ACCOUNTING PRONOUNCEMENTS

Statement of Financial Accounting Standards (SFAS) No. 128 EARNINGS PER SHARE and SFAS No. 129 DISCLOSURE OF INFORMATION ABOUT CAPITAL STRUCTURE were issued in February 1997 and are effective for periods ending after December 15, 1997. The Company will adopt SFAS No. 128 and SFAS No. 129 for the period ending December 31, 1997 and anticipates that such adoption will not materially impact the Company's financial statements. SFAS No. 130 REPORTING COMPREHENSIVE INCOME and SFAS No. 131 DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION were issued in June 1997. The Company will adopt SFAS No. 130 and SFAS No. 131 in 1998 and anticipates that such adoption will not materially impact the Company's financial statements.

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

                                       Wahlco Environmental Systems, Inc.
                                       (Registrant)



Date:  November 19, 1997               /s/ C. STEPHEN BEAL
                                       ---------------------------------------
                                       C. Stephen Beal
                                       President and Chief Executive Officer



Date:  November 19, 1997               /s/ A. NOEL DEWINTER
                                       ---------------------------------------
                                       A. Noel DeWinter
                                       Vice President, Chief Financial Officer

                                 EXHIBIT INDEX


Exhibit
Number                             Description                            Page
-------                           ------------                            ----

27.               Financial Data Schedule (EDGAR filing only)              18