Form 10-K405
period 1997-12-31
WAHLCO ENVIRONMENTAL SYSTEMS INC
filed 1998-03-31
CIK 861184

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K


     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                                      OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

            For the transition period from     -     to     -
                                           --------      --------

                        COMMISSION FILE NUMBER 1-10478


                       WAHLCO ENVIRONMENTAL SYSTEMS, INC.
             (Exact name of registrant as specified in its charter)

          DELAWARE                                          33-0391175
(State or other jurisdiction of incorporation     (I.R.S. Identification No.)
       or organization)

     3600 WEST SEGERSTROM AVENUE
     SANTA ANA, CALIFORNIA                                  92704
(Address of principal executive offices)                 (Zip Code)

         REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (714) 979-7300
             SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

     TITLE OF EACH CLASS                          NAME OF EACH EXCHANGE ON WHICH
                                                       REGISTERED
Common Stock, Par Value $0.01                     New York Stock Exchange

             SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

     TITLE OF EACH CLASS
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K [X]

At February 27, 1998, the aggregate market value of the voting stock held by non-affiliates of the registrant was $1,482,688.

At February 27, 1998, there were 17,649,000 shares of the registrant's common stock outstanding.

Part III incorporates information by reference from a definitive Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the close of the registrant's fiscal year ended December 31, 1997.

                                                                 Page 1 of __
                                                     Exhibit Index at Page __

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

On June 6, 1995, PDC sold to WES Acquisition Corp. ("WESAC"), an affiliate of Wexford Capital Corporation, its 81% stock interest in the Company.

On March 30, 1990, the Company acquired all of the capital stock of Wahlco Engineered Products, Inc. ("WEP Inc.") which designs, manufactures and sells gas flow diverters, dampers, and expansion joints used by electric utilities and other industrial companies.

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

Wahlco Engineered Products, Ltd. (U.K.) ("WEP Ltd.")designs and sells gas flow diverters which control and direct the flow of gases from a gas turbine exhaust to a waste heat recovery boiler in a gas-turbine combined-cycle power-generation plant.

Wahlco, Inc. (U.S.) designs, manufactures, sells, leases and services equipment used by electric utilities and others to reduce and control air pollution. Wahlco's products and services include flue gas conditioning systems, Nitrogen Oxide ("NOx") reduction systems, and industrial electric heaters and thermocouples. In addition, through its license agreement with LTG, Wahlco manufactures and sells catalytic and thermal oxidizers to control and reduce VOCs.

Pentney Engineering Ltd. (U.K.) provides mechanical pipework and plant installation, hydraulic equipment manufacture, and general fabrication to WEP Ltd., utilities and industrial companies.

Teddington Bellows Ltd. (U.K.) designs, manufactures and sells specialized high performance metallic expansion joints for industrial and utility applications.

Treste Plant Hire, Ltd. (U. K.) rents mechanical equipment to the United Kingdom construction industry.

PRODUCTS AND SERVICES

The Company's products are sold in the coal-fired utility after-boiler market, the gas-turbine power-generation market and other industrial markets.

DAMPERS, DIVERTERS, EXPANSION JOINTS, PIPING SYSTEMS, HYDRAULIC EQUIPMENT AND OTHER SERVICES (78% OF 1997 REVENUES; 80% OF 1996 REVENUES)

Gas flow diverters direct the flow of exhaust gases from gas turbines either to the atmosphere via the stack or to a boiler for steam production. The steam produced is principally used for power generation by steam turbines (combined cycle). In some cases, the steam is used as process steam in district heating systems, water desalination, or operations such as liquefying oil to assist in its extraction from the ground (co-generation). Gas flow diverters are supplied to the power generation industry, industrial power plant systems, and similar process industries of gas type isolation equipment. Diverters are sold to customers in Europe, Southeast Asia, the Far East and the United States.

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

In 1996 and 1997, only a small portion of these businesses was driven by environmental regulation.

WARRANTIES. Warranties for the Company's products generally average from 12 to 48 months from the date of sale and provide for the repair or replacement, without charge, of any parts found to be defective in material or workmanship under normal and proper use (except wear and tear from abrasion or corrosion). The Company believes that the useful life for this group of products ranges from 3 to 20 years under normal and proper use.

FGC, NOX, VOC SYSTEMS, HEATERS AND THERMOCOUPLES, AND RELATED PRODUCTS AND SERVICES (22% OF 1997 REVENUES; 20% OF 1996 REVENUES)

FLUE GAS CONDITIONING ("FGC") SYSTEMS. The Company is the leading provider of FGC systems worldwide. The FGC business is principally driven by environmental regulations that require electric utilities to meet certain emissions standards for particulate matter and sulfur oxides.

To comply with these regulations, many utilities previously burning high sulfur coal have switched to low sulfur coal. While the conversion from high sulfur to low sulfur coal enables utilities to meet existing sulfur oxide emissions standards, the conversion generally results in an increase in particulate emissions. FGC systems increase the collection efficiency of electrostatic precipitators ("ESPs"), which abate particulate (fly ash) emissions. The Company's FGC technologies include sulfur trioxide, ammonia and dual conditioning (both sulfur trioxide and ammonia conditioning). FGC systems may be installed on existing or new ESPs.

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

HEATERS AND THERMOCOUPLES. Thermocouples are heat-sensing devices used in conjunction with a temperature controller or indicator to convert an electrical signal to a temperature readout. The Company's electrical heaters include tubular heaters, immersion heaters, duct heaters, tubular elements, and silicone rubber heaters.

VOLATILE ORGANIC COMPOUND ("VOC") CONTROL SYSTEMS. Under a license agreement with LTG Lufttechnische GmbH covering the U.S., Canada and Mexico, the Company manufactures a full line of thermal and catalytic oxidizers to control and destroy VOCs.

WARRANTIES. Warranties for FGC, NOx and VOC systems generally provide for the repair or replacement, without charge, of any parts found to be defective in material or workmanship under normal and proper use (excepting wear and tear from abrasion or corrosion) within 18 months from the date of shipment or 12 months from the date of initial operation, whichever occurs first. In addition, under certain circumstances, the Company guarantees that proper operation of its FGC, NOx and VOC systems will not exceed certain effluent opacity or emission levels over an initial acceptance period.

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

RESEARCH AND PRODUCT DEVELOPMENT

Expenditures for research and product development were approximately $294 thousand in 1997 and $277 thousand in 1996. The Company's research and development activities are substantially augmented by the knowledge gained through custom engineering provided for individual customers.

The Company has an ongoing program to improve its products. As examples, its research efforts have resulted in the development of FGC process improvements, development of high efficiency catalysts, improvements to heat exchange surfaces, NOx reduction systems, a heat transfer testing facility, and a sophisticated database containing information relating to coal and ash analysis for sizing and improving the performance of electrostatic precipitators, and precipitator size and operating conditions. In its diverter product range, Wahlco is carrying out research into the effects of high temperature cycling and flow characteristics of GT exhaust systems.

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

Since January 1997, Wahlco, Inc.'s sales organization has been headquartered in Santa Ana, California. A sales manager oversees approximately 40 independent sales representative organizations in North America that sell to utility customers and industrial customers, primarily in the steel, cement, pulp and paper and related process industries. The international sales function operates through a network of 42 representatives in 57 countries in Africa, Asia, the Pacific Rim, the Caribbean, Europe, the Middle East, and Central and South America.

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

Wahlco's marketing activities for the VOC control product line are similar to those for the FGC product line. During 1997, the primary VOC control markets in the U.S. were wood products, semiconductor manufacturing, printing/coating, surface finishing, metal decorating and chemical processing.

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

Pentney Engineering Ltd. is based in Chesterfield, England with a branch office in Doncaster, England. These operations are involved in turnkey mechanical plant installation and high-integrity steel and pipe-work fabrication.

Teddington primarily markets its products through 11 of its own sales agents.

Treste Plant Hire is based in Chesterfield, England, and operates a mechanical equipment rental business.

CUSTOMERS

No customer accounted for more than 10% of the Company's revenues in 1997. (See Note 13 to Consolidated Financial Statements).

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

Pentney, Teddington and WEP Ltd. have achieved ISO 9000 standards. The remaining subsidiaries continue to work toward achieving ISO 9000 accreditation or equivalent standards.

COMPETITION

Wahlco, Inc. competes primarily on its engineering, scientific and technological expertise. Wahlco believes that its past performance record of approximately 450 installed systems is a benefit in dealing with its customers. Wahlco bases its belief with respect to the performance record of its FGC systems on its ongoing communications with customers for which it has installed such systems.

Since 1990, Wahlco's domestic FGC business has experienced increased price competition as domestic utilities attempted to reduce the overall costs of compliance with state and federal regulations. Several domestic manufacturers including Chemithon, Inc. and Wilhelm Environmental
Technologies, Inc., have been successful in securing FGC contracts.

As a result of price competition, Wahlco has experienced a decline in market share and in overall FGC margins. During the period 1993-1997, Wahlco confronted competitive pricing pressures by reducing certain engineering and manufacturing costs and by reconfiguring various products to better meet customer demand.

Since there are several alternatives to FGC systems, Wahlco faces substantial competition from companies providing devices which reduce particulate emissions. Examples of such devices are scrubbers, certain ESPs, and baghouses. Numerous factors may be considered by an electric utility in determining whether to install FGC systems or an alternative technology to achieve compliance. These include the amount of initial capital expenditures, issues and policies related to fuel sources, related on-going operating and maintenance costs, availability and associated costs of low and/or high sulfur coal, the particular emission standards applicable to the public utility, and the value of any credits or allowances which may be available.

One of the largest factors affecting the market and its competitive nature has been the utilities' strategy to postpone adding FGC and other compliance equipment by trading compliance credits and blending coals. By applying credits earned on plants operating well within compliance levels to plants operating below acceptable limits, some utilities have been able to postpone expenditures for clean air technologies. In addition, utilities have mixed high and low sulfur coal or burned low sulfur coal containing enough sulfur content to reduce sulfur emissions without impairing the effectiveness of the particulate control devices.

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

The Company's line of products to control VOC's competes with products from numerous competitors. Products are customized for particular applications, and companies compete based on design and engineering capabilities as well as installation and on-site reliability.

WEP, Inc. faces significant competition in the sale of its dampers,
diverters, and expansion joints.   Although these products are differentiated
by design, sophistication, reliability, and customer service, many purchasing decisions are made on the basis of price and delivery.

WEP Ltd. continues to win a significant share of the international market for gas flow diverters. Pentney, Treste and Teddington complete in the U.K. construction market which has been somewhat depressed during the last two years. Recent strength of the U.K. pound has adversely affected the U.K. market. Recent problems in Southeast Asian markets will have some negative effects on sales of the Company's products to that region.

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

Several factors have negatively impacted the air pollution control equipment marketplace since the passage of the CAA Amendments in 1990. There has been a general increase in competition and an associated decrease in unit prices. Changes specific to utility industry customers, such as the industry wide deregulation and the availability of emission credit trading, caused many air pollution control equipment customers to reevaluate or postpone capital equipment decisions.

EMPLOYEES

At December 31, 1997, the Company employed 425 persons, of whom 316 were engaged in production and operations, 35 were engaged in engineering and scientific research, 42 were engaged in accounting and administration, 25 were engaged in sales, and 7 were in general management.

At December 31, 1996 the Company employed 354 persons. The increase to 425 personnel at the end of 1997, primarily reflects the hiring of approximately 50 direct laborers at Pentney Limited in December to complete a contract in Europe.

FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS; EXPORT SALES

Information about revenues, results of operations and identifiable assets by geographic areas and the amount of export sales for the periods indicated is set forth in Note 13 to Consolidated Financial Statements. The Company's operations outside the United States are subject to the usual risks and limitations attendant upon investments in foreign countries, such as fluctuations in currency values, exchange control regulations, wage and price controls, employment regulations, effects of foreign investment laws, governmental instability (including expropriation or confiscation of assets) and other potentially detrimental domestic and foreign governmental policies affecting U.S. companies doing business abroad. The collapse in Asian financial markets in late 1997 and early 1998 is having a negative effect on certain of the Company's products.

ITEM 2.  PROPERTIES.

The building which houses the Company's and Wahlco's headquarters located in Santa Ana, California, is occupied under a lease expiring July 31, 2001 at a rental of $42 thousand per month. The building consists of approximately 28,000 square feet of office space and approximately 22,000 square feet of production space. Wahlco also owns a 5,000 square foot service/installation office located in Thornton, Illinois.

Wahlco Engineered Products, Inc. is headquartered in Lewiston, Maine, in a 49,300 square foot facility owned by the Company, consisting of 12,000 square feet of office space, and 37,300 square feet of manufacturing area.

WEP Ltd., Pentney and Treste operate from leased facilities in Chesterfield, England aggregating to approximately 115,000 square feet. The facilities consist of 95,000 square feet of manufacturing space and 20,000 square feet of office space. Approximately 32,000 square feet of manufacturing space are subleased, which generates approximately $100 thousand per year. Lease payments required on these facilities total $277 thousand per year. These lease payments, which are part of the purchase agreement when the Company purchased Pentney Engineering Ltd., are made to a company which is 50% owned by an officer of the Company and a previous co-owner of Pentney Engineering Ltd. Teddington owns and operates a 75,000 square foot facility near Swansea, in South Wales. In March 1993, the Company purchased the facility for approximately $227 thousand.

The Company believes that its facilities are adequate for its current operations.

ITEM 3.  LEGAL PROCEEDINGS.

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                EXECUTIVE OFFICERS

The names and ages of the executive officers of the Company and the positions held by each during the last five years were as follows:

C. Stephen Beal, 50, is the President and Chief Executive Officer of Wahlco Environmental Systems, Inc. Prior to joining Wahlco, as a result of the acquisition by the Company of Pentney Engineering, Ltd. in 1991, Mr. Beal served as Managing Director and joint owner of the Pentney Group since 1974. From 1991 to 1996, Mr. Beal served as President and CEO of the Company's Engineered Products Group.

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

Barry J. Southam, 61, has served as Senior Vice President, Sales and Marketing, Wahlco, Inc., since February 1998. Prior thereto, he was Senior Vice President, FGC Technologies, since March 1997. He served as Senior Vice President, International Sales and Marketing for the Company since September 1991.

The officers are elected annually by the Board of Directors at the first meeting following the Annual Meeting of Stockholders. There is no family
relationship between any of the officers or directors.   There were no
arrangements or understandings between any officer and any other person pursuant to which he was elected as an officer.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

COMMON STOCK PRICE FROM JANUARY 1, 1997 TO DECEMBER 31, 1997


                    1st Quarter    2nd Quarter    3rd Quarter    4th Quarter
                    -----------    -----------    -----------    -----------
High Price          15/32          15/32          1 26/32        7/8
Low Price            1/8            9/64            11/32        3/8

COMMON STOCK PRICE FROM JANUARY 1, 1996 TO DECEMBER 31, 1996


               1st Quarter    2nd Quarter    3rd Quarter    4th Quarter
               -----------    -----------    -----------    -----------
High Price     1 7/8          1 3/8          5/8            1/2
Low Price      1 1/4            5/8          3/8            9/32

The Company's Common Stock is listed on the New York Stock Exchange and trades under the symbol WAL. At March 3, 1998, there were approximately 271 stockholders of record of the Company's Common Stock. This number does not include shareholders whose shares are held in the name of a nominee.

ITEM 6.  SELECTED FINANCIAL DATA

(Dollar and share amounts in thousands, except per share data)


SUMMARY OF OPERATIONS                   1997           1996           1995           1994           1993
-------------------------------------------------------------------------------------------------------------
Revenues                               $49,729       $43,051        $60,100        $69,897       $ 82,121
Operating loss                          (3,683)      (12,945)       (12,536)       (73,523)       (16,353)
Net loss                                (5,419)      (10,809)       (11,352)       (66,149)       (10,896)
Basic loss per common share              (0.31)        (0.61)        $(0.64)       $ (3.75)      $  (0.62)
Average shares outstanding              17,649        17,649         17,649         17,649         17,649

Backlog at year end                    $12,435       $23,899        $20,613        $32,250       $ 33,500
Number of employees at year end            425           354            423            508            814
FINANCIAL POSITION AT YEAR END
-------------------------------------------------------------------------------------------------------------
Working capital (deficit)              $ 1,474       $ 5,163        $12,713        $(6,860)      $  5,695
Property, plant and equipment,  net      4,601         5,190          5,921         10,232         15,468
Goodwill, net                                -              -              -         2,606         53,491
Total assets                            25,191        29,820         46,519         58,930        129,780
Long-term debt                          13,304(1)     12,145          7,948          1,037          1,265
Other liabilities                        2,118         2,435          3,689          4,128          3,300
Stockholders' equity (deficit)          (8,348)(1)    (2,820)         7,367          6,678         72,653
FINANCIAL PERFORMANCE
-------------------------------------------------------------------------------------------------------------
Current ratio                              1.1           1.3            1.5            0.9            1.1
Gross Profit Margin                       18.5%          9.2%          14.3%           7.5%          21.3%
-------------------------------------------------------------------------------------------------------------

(1) The Company initiated a Capital Restructuring Plan which is described in Management's Discussion and Analysis of Financial Condition and Results of Operations. Long-Term Debt and Stockholders' Equity at December 31, 1997, adjusted to give effect to the Capital Restructuring Plan, would be approximately $0.4 million and a positive $5.1 million, respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

YEAR ENDED DECEMBER 31, 1997 COMPARED TO THE YEAR ENDED DECEMBER 31, 1996.

Revenues in 1997 of $49.7 million increased $6.7 million, or 16%, from revenues of $43.0 million in 1996. Revenues in 1996 included $4.0 million of revenues from discontinued businesses, primarily from operations in Italy, the sale of products from the Company's license agreement with Viking Water Systems, Inc. and from the operations in Australia. Revenues in 1997 from continuing businesses increased $10.7 million from revenues reported in 1996.

Revenues from the sales of gas flow diverters, dampers and expansion joints at WEP, Inc. and WEP Limited increased $7.2 million. Revenues at Wahlco, Inc. increased $3.1 million, from $8.0 million in 1996 to $11.1 million in 1997, the result of five significant contracts in late 1996 and early 1997. Sales of metallic expansion joints at Teddington Bellows decreased $0.8 million in 1997. International revenues accounted for 64% of total revenues in 1997 compared to 67% of total revenues in 1996.

Cost of revenues in 1997 totaled $40.5 million and represented 82% of revenues. In 1996, the Company's cost of revenues totaled $39.1 million and represented 91% of revenues. Since cost of revenues in 1996 included $5.0 million of costs related to the three discontinued businesses mentioned above, 1996 cost of revenues, excluding the three operations, totaled $34.1 million which represented 87% of revenues related to the ongoing businesses. The decrease in cost of revenues, as a percent of revenues, for the continuing businesses in 1997 compared to 1996 was due to a lower level of contract provisions in 1997 versus 1996 and improved contract performance at Wahlco, Inc. and WEP Ltd. In 1996, contract provisions totaling approximately $1.5 million were taken in cost of revenues for several contracts at WEP Ltd. and Pentney. In 1997, these provisions totaled $0.7 million. Activity at Pentney temporarily increased in the month of December as this operation hired significant short-term direct laborers to complete one contract. Cost of revenues at Wahlco, Inc. decreased to 77% of revenues in 1997 from 82% of revenues in 1996, due to tighter contract and manufacturing cost controls on large domestic contracts, reduced levels of warranty expenses and lower unabsorbed manufacturing and engineering overhead as a result of increased 1997 revenues.

Selling, general and administrative (SG&A) expense, before restructuring charges and intangible write-downs, totaled $12.9 million in 1997, down $4.0 million and $6.3 million from SG&A expense of $16.9 million and $19.2 million in 1996 and 1995, respectively. SG&A expense, as a percent of revenues, before restructuring charges and intangible write-downs, was 26% in 1997, 39% in 1996 and 32% in 1995. SG&A expenses in 1997 benefitted from the absence of approximately $2.4 million of expenses related to the discontinued operations in Italy, Australia and at Viking Water Systems, Inc. Additionally, SG&A expenses in 1997 were down from 1996 levels in all but two continuing operations, as a result of personnel reductions and tighter cost controls. SG&A expenses in 1996 included one-time charges of approximately $2.8 million, including $2.4 million of reserves for bad debts and $0.7 million for executive severance and option costs, partially offset by the reversal of $0.3 million in reserves deemed unnecessary. Approximately $0.8 million of the bad debt reserve in 1996 related to reserves required in the Company's Italian operation. SG&A expenses in 1997 included approximately $0.9 million of increased bad debt and contract related accruals.

Net interest and other expenses increased $0.9 million in 1997 over 1996. Interest expense increased $0.2 million, as a result of increased borrowings from WESAC, and other income declined in 1997 with an absence of gains on the sales of fixed assets and higher miscellaneous other income reported in 1996.

The Company was unable to provide a tax benefit against domestic losses in 1997 due to the absence of deferred tax liabilities. Deferred tax liabilities of $5.0 million, recorded at the time of the acquisition by WESAC of PDC's shares in the Company, were consumed by domestic losses prior to 1997.

YEAR ENDED DECEMBER 31, 1996 COMPARED TO THE YEAR ENDED DECEMBER 31, 1995.

Revenues in 1996 decreased $17.0 million, or 28%, to $43.1 million from $60.1 million in 1995. Revenues from businesses discontinued in late 1995, primarily the operations in Australia, represented $2.9 million of the revenue decrease. The decrease was primarily associated with reduced revenues for gas flow diverters ($7.2 million), pipe work systems and hydraulics equipment ($5.6 million), and flue gas conditioning (FGC) systems ($5.6 million). These lower revenues were partially offset by an increase in shipments of damper products from the Company's facility in Maine, ($3.2 million). International revenues accounted for 67% of total revenues in 1996 compared to 78% of total revenues in 1995.

FGC revenues have decreased in each of the last three years due to the absence of large contracts from domestic utilities. Commencing in 1994, the U.S. Electric Utility Industry has undergone major restructuring, as a result of ongoing federal and state deregulation. Orders for all significant capital expenditures, including air pollution control equipment, have been minimal during this period.

The Company's 1996 cost of revenues totaled $39.1 million and represented 91% of revenues. In 1995, the Company's cost of revenues totaled $51.5 million and represented 86% of revenues. The increase in cost of revenues as a percent of revenues in 1996, as compared to 1995, was due to contract provisions of approximately $2.9 million taken in the second, third and fourth quarters of 1996, primarily related to jobs subcontracted from Italy and the U. K. in foreign locations. Cost of revenues for FGC and De-NOx systems increased to 91% of revenues in 1996 from 74% of revenues in 1995, due to a large significant profitable FGC contract in 1995 which did not recur in 1996. In addition, fixed manufacturing and engineering cost became more significant against the lower 1996 revenues.

Selling, general and administrative (SG&A) expense, before restructuring charges and intangible write-downs, totaled $16.9 million in 1996, down from $19.2 million in 1995 and $21.4 million in 1994. SG&A expense, as a percent of revenues, before restructuring charges and intangible write-downs, was 39% in 1996, and 32% in 1995 and 31% in 1994. SG&A expense in 1996 included one-time charges of approximately $2.8 million, including $2.4 million of reserves for bad debts and $0.7 million for executive severance and option costs, partially offset by the reversal of $0.3 million in reserves deemed unnecessary. Approximately $0.8 million of the bad debt reserve related to reserves required in the Company's Italian operation. SG&A expense in 1995 contained one-time charges totaling $2.3 million for legal and closing costs related to the purchase by WESAC of an 81% interest in the Company and a decision to close the Puerto Rico production facility. In 1996, SG&A expense included approximately $0.9 million of expenses related to the marketing and sale of VOC products and the Company's license agreement with Viking Water Systems, Inc. SG&A expense related to these businesses was $0.3 million in 1995. The number of employees in the Company totaled 354 at December 31, 1996, down from 423 and 508 at the end of 1995 and 1994, respectively.

Prior to the acquisition by WESAC of 81% of the Company's common stock, the Company's U.S. operations were consolidated into the tax return of San Diego Gas & Electric Company, its former 81% majority stockholder, through a tax sharing agreement dated April 1990. This agreement terminated on the closing of the equity sale to WESAC.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company had a negative cash flow from operating activities in 1997 of $3.3 million, compared to a negative cash flow of $4.1 million in 1996. The negative cash flow in 1997 resulted from the net loss of $5.4 million, partially offset by reductions in working capital, principally accounts receivable and inventories. The negative cash flow in 1996 resulted primarily from the net loss of $10.8 million reported in that year, partially offset by a reduction in inventories and accounts receivable.

In February 1997, Wexford Capital Partners II, L.P., a Delaware limited partnership, and Wexford Overseas Partners I, L.P., a Delaware limited partnership, both of which are affiliates of Wexford Management LLC ("Wexford"), and which are hereinafter referred to as the "Wexford 1995 Funds" established and guaranteed a credit facility (the "Chase Facility") at the Chase Manhattan Bank ("Chase") to provide short-term financing for companies owned by the Wexford 1995 Funds, including the Company. In 1997 and 1996, the Company funded its operating cash flow deficits through borrowings from its 81% stockholder, WESAC and the Chase Facility, as further described below.

The Company had a working capital position of $1.5 million at December 31, 1997 compared to working capital of $5.2 million at December 31, 1996. The decrease in working capital reflects a $3.6 million reduction in current assets, primarily accounts receivable and inventories, coupled with a $2.6 million increase in notes payable, reflecting borrowings from the Chase Facility.

To secure the Company's performance on long-term contracts and customer advances, the Company is contingently liable in the amount of $4.1 million at December 31, 1997 under standby letters of credit and performance bonds. These are secured by $1.2 million of restricted cash at December 31, 1997.

Capital expenditures in 1997 totaled $645 thousand compared to $402 thousand in 1996. Approximately $305 thousand was spent on additions to the rental equipment inventory at Treste Plant Hire Ltd., approximately $91 thousand was spent for information networks and computers, $78 thousand on fixtures/equipment at a new Pentney operation and the balance for new machinery and equipment.

In October 1995, the Company entered into a loan and security agreement with Silicon Valley Bank. Working capital draws by the Company under this facility were guaranteed by WESAC, up to the limit of the line. Borrowings under the loan totaled $1.8 million at December 31, 1997, which included $1.7 million of cash borrowings and $109 thousand of cash collateral provided by WBSAC for letters of credit issued under this loan arrangement.

In August 1996, WESAC agreed to lend the Company up to $1.6 million at an annual rate of 13%. The Company had drawn $1.5 million against this loan as of December 31, 1997, and issued warrants covering 3,404,255 shares of common stock to four WESAC partnerships which provided the funding.

On September 18, 1997, the Company announced plans to make a rights offering to its public stockholders. Holders of the 3,389,000 common shares publicly traded were issued eight rights for each share of stock owned. Each right entitles the holder to purchase one share of the Company's common stock at $0.10 per share. The rights are freely transferable. The Company filed a registration statement relating to the rights offering on February 3, 1998 and the rights offering received stockholder approval on March 2, 1998.

A total of 27,112,000 rights have been offered to the existing shareholders to purchase pre-split shares of the Company's common stock at the exercise price of $0.10 per share. The Wexford 1995 Funds have agreed to purchase at the Subscription Price, all shares not subscribed for in the Rights Offering, if any. As a result, the Company will receive cash proceeds of approximately $2.7 million from the rights offering before deduction of cash expenses, which are estimated at $0.5 million, for estimated net proceeds of $2.2 million. The Company plans to utilize $1.7 million of these net proceeds to pay off the Silicon Valley Bank facility mentioned above.

The Company's rights offering is part of a plan of financial restructuring which expires on May 6, 1998. As of April 30, 1998, the Company will owe WESAC a total of approximately $11.7 million for loans made by WESAC at various times to the Company in 1995 and 1996. Subsequent to the rights offering, the Company intends to effect a one-for-ten reverse stock split on or about May 13, 1998. After the completion of the rights offering and the reverse stock split, the WESAC debt will be converted into common stock of the Company at a rate of $1.00 of converted debt for each share of post-split common stock. After giving effect to the rights offering, the reverse stock split and the WESAC debt conversion, there will be approximately 16,261,000 shares of common stock of the Company issued and outstanding.

In connection with the restructuring plan, the Wexford 1995 Funds and the Wexford 1996 Funds (as hereinafter defined, and together with the Wexford 1996 Funds, the "Wexford Funds") have agreed, pursuant to an Amended and Restated Credit Agreement dated as of January 30, 1998 (the "1998 Credit Agreement") to make available to the Company a line of credit of up to $3.0 million (the "Tranche A Line") until the closing of the rights offering.
As used herein, the term "Wexford 1996 Funds" means: Wexford Special Situations 1996, L. P., a Delaware limited partnership, Wexford Special Situations 1996 Institutional, L. P., a Delaware limited partnership, Wexford Special Situations 1996 Limited, a Cayman Islands exempted company, and Wexford-Euris Special Situations 1996, L. P., a Delaware limited partnership.

At the closing of the rights offering, the Wexford Funds under the 1998 credit agreement will make available to the Company an additional line of credit of up to $2.5 million (the "Tranche B Line"), to be due and payable on December 31, 2000. All loans pursuant to the 1998 Credit Agreement will bear interest at the rate of 13% per annum and will be secured by a first priority perfected lien on the assets of the Company. If and to the extent that the Company borrows under the Chase Facility, described below, on or after January 30, 1998, the Company's availability under the Tranche A Line, through the closing date of the rights offering, or the Tranche B Line, from and after the closing of the rights offering, will be reduced dollar for dollar by the amount of such borrowings.

The Company has drawn $1.5 million under the Tranche A facility and anticipates that it will need to draw a total of $2.5 million as Tranche A loans prior to the closing of the rights offering. Any amounts drawn under the Tranche A facility and not repaid by the proceeds of the rights offering will be extended to December 31, 2000. The Company does not expect to repay Tranche A advances from the net proceeds of the rights issue, rather the remaining funds will be used to fund current working capital requirements.

The Chase Facility had a funding capacity of approximately $5.5 million at December 31, 1997 and the Company's total cash borrowings under the Chase Facility totaled $2.65 million at December 31, 1997. Under the Chase Facility, the Company may also request that Chase issue letters of credit for the benefit of the Company, which Chase may issue in its sole discretion. At December 31, 1997, Chase had issued approximately $2.8 million Letters of credit under the Chase Facility. Letters of credit issued under the Chase facility do not reduce availability under the Tranche A Line or the Tranche B Line. Before making each loan or issuing each letter of credit, the Chase Manhattan Bank ("Chase") advises the Company of the terms applicable to such loan or letter of credit. The current borrowings bear interest at the average annual rate of 9.5%

The Company plans to use the Chase Facility for letters of credit and off-shore bank guarantees, as well as loans to the extent the terms offered are advantageous to the Company. The Chase Facility supplements the 1998 Credit Agreement.

Because the proceeds of the rights offering will be utilized to pay down the $1.7 million secured loan with Silicon Valley Bank, and WESAC will convert approximately $11.7 million of secured debt, the only funded debt remaining on the balance sheet after the completion of the restructuring plan will be the approximately $2.65 million of short-term funding provided through the Chase Facility through the end of December 1997, funds outstanding under the Tranche A line and certain equipment leases. The Company anticipates that the rights offering will provide it with working capital of approximately $500 thousand, after retiring the Silicon Valley Bank loan and paying expenses related to the offering. Additionally, the Company will have access to the $2.5 million Tranche B line upon the completion of the rights offering and the debt conversion.

The Company believes that the new 1998 Credit Agreement and the net cash available from the rights offering, will be adequate to fund the Company's operations during 1998. Although loans will be done pursuant to the 1998 Credit Agreement or the Chase Facility, which are either collateralized or funded by the Wexford Funds (the 81% parent), there can be no assurance that
(i) loans will be available under the 1998 Credit Agreement or the Chase Facility, or if made, will not be called for repayment, or (ii) such sources of liquidity will be sufficient to meet the Company's needs. Significant changes in the Company's anticipated level of business and other events could substantially increase the Company's cash requirements above those now anticipated. This could have the effect of requiring that additional cash resources be obtained. Therefore, the Company is continuing to seek additional sources of financing, as well as exploring unrelated sources of new equity capital, although there can be no assurance that the Company will be successful in doing so or that any such financing or equity capital would be available on acceptable terms.

The Company has been out of compliance with certain of the NYSE listing standards for some time. In connection with the proposed restructuring, the Company will issue additional shares of common stock and has met with the NYSE on both of these matters. While the Company intends to address the compliance issues, there is no assurance that the restructuring plan will allow the Company to achieve compliance with the NYSE listing criteria.

YEAR 2000 CONVERSION

The Company uses fully integrated operational and accounting software packages which are commercially available in all of its major facilities. Additionally, the Company has developed various proprietary software packages which are integrated into several of its final products to monitor and control the processes at customer locations. All of the commercially available products and the proprietary software could potentially be affected by the date change in the year 2000.

The Company continues to assess the impact of the year 2000 issue on its operations, and has received assurances from the vendors of the licensed software that all date-sensitive issues related to the year 2000 conversion have been resolved. The Company is aware of programming changes which are required to configure its proprietary software and, is in the process of detailing a plan to further identify the issues and implement a corrective program. Findings to date do not suggest that these costs will be material.

NEW ACCOUNTING PRONOUNCEMENTS

SFAS No. 130 REPORTING COMPREHENSIVE INCOME and SFAS No. 131 DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION were issued in June 1997. The Company will adopt SFAS No. 130 and SFAS No. 131 in 1998 and anticipates that such adoption will not materially impact the Company's financial statements.

BACKLOG AND BOOKINGS

Backlog at December 31, 1997 was $12.4 million compared to $23.9 million at December 31, 1996. The backlog at WEP, Inc. returned to more normal levels from a record high on December 31, 1996 and the backlog at Wahlco, Inc. is down due to the depressed market for domestic air pollution control products. Backlog is unaudited and is defined as work for which the Company has entered into a signed agreement or has received a requisition or purchase order. Approximately $2.2 million of the December 31, 1997 backlog is scheduled for delivery after December 31, 1998. Historically, substantially all of the Company's backlog has resulted in completed contracts.

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

FOREIGN CURRENCY TRANSLATION

A substantial portion of the Company's assets are outside of the United States and are subject to fluctuation in exchange rates. The foreign currency translation adjustment to the Balance Sheet at December 31, 1997 was $2.3 million (net of tax) compared to $2.0 million as of December 31, 1996.

STATEMENT REGARDING FORWARD LOOKING DISCLOSURES

Statements contained in this report, including Management's Discussion and Analysis, are forward looking statements that involve a number of risks and uncertainties which may cause the Company's actual operating results to differ materially from the projected amounts. Among the factors that could cause actual results to differ materially are risk factors listed from time to time in the Company's SEC reports including:

     -    the Company's highly competitive marketplace,

     - changes in, as well as, enforcement levels of federal, state and local environmental legislation and regulations that change demand for a significant portion of the Company's products and services,

     - the ability to obtain new contracts (some of which are significant) from existing and new clients,

     - the execution of the expected new projects and those projects in backlog within the most recent cost estimates and

     - the favorable resolution of existing claims, including warranty issues, arising in the ordinary course of businesses.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Public Accountants

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF WAHLCO ENVIRONMENTAL SYSTEMS,
INC.:

We have audited the accompanying consolidated balance sheets of Wahlco Environmental Systems, Inc. as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the years then ended. These consolidated financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wahlco Environmental Systems, Inc. as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that Wahlco Environmental Systems, Inc. will continue as a going concern. As more fully described in Note 1, the Company has incurred recurring operating losses, and has been dependent on advances from its majority shareholder. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company has announced a capital restructuring plan, in conjunction with its majority shareholder, which is described in Note 2. The majority shareholder has indicated its willingness to fund 1998 working capital requirements subject to the covenants of the 1998 credit agreement. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets, or the amount and classification of liabilities that may result from the possible inability of Wahlco Environmental Systems, Inc. to continue as a going concern.

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

Orange County, California
March 13, 1998                                              Arthur Andersen LLP

CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                                December 31,
------------------------------------------------------------------------------------------------------
ASSETS                                                                    1997              1996
------------------------------------------------------------------------------------------------------
CURRENT ASSETS:
     Cash and cash equivalents                                        $    1,645          $    1,853
     Restricted cash and cash equivalents                                  1,219               1,050
     Accounts receivable                                                   10,322              12,069
     Cost and estimated earnings in excess of
       billings on uncompleted contracts                                   2,357               2,148
     Inventories                                                           2,899               4,738
     Other current assets                                                  1,149               1,365
------------------------------------------------------------------------------------------------------
     TOTAL CURRENT ASSETS                                                  19,591              23,223

Property, plant and equipment, net                                         4,601               5,190
Other assets                                                               999                 1,407
------------------------------------------------------------------------------------------------------
                                                                      $    25,191         $    29,820
------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
     Notes payable                                                    $     2,978         $       373
     Accounts payable                                                       6,801               9,622
     Accrued payroll and payroll related liabilities                        1,591               1,589
     Billings in excess of costs and estimated earnings
       on uncompleted contracts                                             1,068               1,356
     Current portion of long-term debt                                        273                 228
     Taxes payable                                                            204                 317
     Other accrued liabilities                                              5,202               4,575
------------------------------------------------------------------------------------------------------
     TOTAL CURRENT LIABILITIES                                             18,117              18,060

Long-term debt                                                             13,304              12,145
Other liabilities                                                           2,118               2,435
Deferred income taxes                                                           -                   -

Commitments and contingencies

STOCKHOLDERS' EQUITY (DEFICIT):
     Preferred stock, $.01 par value; 10,000,000 shares authorized,
       None issued or outstanding                                               -                   -
     Common stock, $.01 par value; 50,000,000 shares authorized,
       17,649,000 shares issued and outstanding                               176                 176
     Capital in excess of par value                                        90,855              90,735
     Retained deficit                                                     (97,103)            (91,684)
     Foreign currency translation adjustment                               (2,276)             (2,047)
------------------------------------------------------------------------------------------------------
     TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                  (8,348)             (2,820)
------------------------------------------------------------------------------------------------------
                                                                      $    25,191         $    29,820
------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA)


Years ended December 31,                                              1997                1996                1995
----------------------------------------------------------------------------------------------------------------------
REVENUES:
     Product sales                                               $    42,342         $    36,346         $    49,558
     Rental, service and other                                         7,387               6,705              10,542
----------------------------------------------------------------------------------------------------------------------
                                                                      49,729              43,051              60,100
----------------------------------------------------------------------------------------------------------------------
COSTS AND EXPENSES:
     Cost of revenues:
          Product sales                                               34,970              32,685              43,421
          Rental, service and other                                    5,570               6,412               8,099
     Selling, general and administrative                              12,872              16,899              19,171
     Restructuring and other intangibles write-downs                       -                   -                (590)
     Goodwill amortization and write-downs                                 -                   -               2,535
----------------------------------------------------------------------------------------------------------------------
                                                                      53,412              55,996              72,636
----------------------------------------------------------------------------------------------------------------------
Operating loss                                                        (3,683)            (12,945)            (12,536)
----------------------------------------------------------------------------------------------------------------------
OTHER INCOME (EXPENSE):
     Interest and other income                                           151                 875                 359
     Interest and other expense                                       (1,887)             (1,663)             (2,125)
----------------------------------------------------------------------------------------------------------------------
                                                                      (1,736)               (788)             (1,766)
----------------------------------------------------------------------------------------------------------------------
Loss before income taxes                                              (5,419)            (13,733)            (14,302)
Benefit from income taxes                                                  -              (2,924)             (2,950)
----------------------------------------------------------------------------------------------------------------------
Net loss                                                         $    (5,419)        $   (10,809)       $    (11,352)
----------------------------------------------------------------------------------------------------------------------
Basic loss per common share                                      $     (0.31)        $     (0.61)       $      (0.64)
Diluted loss per common share                                          (0.31)              (0.61)              (0.64)
----------------------------------------------------------------------------------------------------------------------
Weighted average common shares outstanding                            17,649              17,649              17,649
----------------------------------------------------------------------------------------------------------------------

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
(IN THOUSANDS, EXCEPT SHARE DATA)


                                                                 CAPITAL        RETAINED       FOREIGN
                                                                 IN EXCESS      EARNINGS       CURRENCY       TOTAL
                                             COMMON STOCK        OF PAR       (ACCUMULATED     TRANSLATION    STOCKHOLDERS'
                                        SHARES      AMOUNT       VALUE          DEFICIT)       ADJUSTMENT     EQUITY (DEFICIT)
--------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1994         17,649,000           176        78,188        (69,523)       (2,163)           6,678
Net loss                                  -              -            -          (11,352)           -           (11,352)
Contribution to capital, net
of deferred taxes                         -              -         11,750             -             -            11,750
Stock option programs                     -              -            596             -             -               596
Change in foreign currency
translation adjustment
(net of deferred taxes
of $164)                                  -              -             -              -           (305)            (305)
--------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1995         17,649,000           176        90,534        (80,875)       (2,468)           7,367
Net loss                                  -              -             -         (10,809)           -           (10,809)
Stock option programs                     -              -            201             -             -               201
Change in foreign currency
translation adjustment
(net of deferred taxes
of $227)                                  -              -             -              -            421              421
--------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1996         17,649,000           176        90,735        (91,684)       (2,047)          (2,820)
Net loss                                  -              -             -          (5,419)           -            (5,419)
Stock option programs                     -              -            120             -             -               120
Change in foreign currency
translation adjustment
(net of deferred taxes
of $123)                                  -              -             -              -           (229)            (229)
--------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1997         17,649,000       $   176        $90,855     $ (97,103)      $(2,276)         $(8,348)
                                   ----------       -------        -------     ----------      --------         --------
                                   ----------       -------        -------     ----------      --------         --------

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)


Years ended December 31,                                                         1997                 1996                 1995
-----------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                     (5,419)            $ (10,809)            $(11,352)
   Adjustments to reconcile net loss to net cash provided by
      (used in) operating activities:                                            1,249                 1,406                1,692
      Depreciation and amortization                                                -                     -                  2,405
      Non-current asset write-downs                                                 (8)               (2,924)              (3,422)
      Deferred income taxes
      Loss (gain) on sale of fixed assets                                           19                   (83)                 625
      Deferred compensation                                                        120                   311                  596
      Changes in current assets and liabilities net of effects
         from acquisitions:
         Accounts receivable                                                     1,453                 4,982                1,124
         Refundable income taxes                                                   -                     -                    883
         Costs and estimated earnings in excess of
            billings on uncompleted contracts                                     (240)                5,254                2,016
         Inventories                                                             1,772                 4,596               (4,168)
         Other current assets                                                      179                   317                   17
         Accounts payable                                                       (2,594)                   24               (1,799)
         Accrued payroll and payroll related liabilities                            25                  (425)                 615
         Billings in excess of costs and estimated earnings on
            uncompleted contracts                                                 (257)               (1,134)                 314
         Income taxes payable                                                     (107)                  (87)                (252)
         Other accrued liabilities                                                 459                (5,520)                 368
-----------------------------------------------------------------------------------------------------------------------------------
         NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                    (3,349)               (4,092)             (10,338)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sales of marketable securities                                    -                     -                    -
   Purchase of property, plant and equipment                                      (645)                 (402)                (648)
   Proceeds from dispositions of property, plant and equipment                      53                    46                2,799
   Change in other assets                                                          263                   774                1,375
-----------------------------------------------------------------------------------------------------------------------------------
         NET CASH PROVIDED BY INVESTING ACTIVITIES                                (329)                  418                3,526

CASH FLOWS FROM FINANCING ACTIVITIES:
   Advances from WESAC                                                           1,358                 2,738                3,248
   Payments to WESAC                                                               -                     -                 (1,000)
   Borrowing on notes payable                                                    2,937                    11                3,206
   Payments on notes payable                                                      (320)                 (714)                (922)
   Borrowings on long-term debt                                                     69                    53                   65
   Payments on long-term debt                                                     (220)                 (280)                (336)
   Payments to Pacific Diversified Capital Company                                 -                     -                   (372)
   Advances from Pacific Diversified Capital Company                               -                     -                  1,267
-----------------------------------------------------------------------------------------------------------------------------------
        NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                      3,824                 1,808                5,156

Effect of exchange rate changes on cash                                           (185)                 (378)                (318)
-----------------------------------------------------------------------------------------------------------------------------------
Increase (decrease) in cash and cash equivalents                                   (39)               (2,244)              (1,974)

Cash and cash equivalents, beginning of year                                     2,903                 5,147                7,121
-----------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of year                                         $ 2,864             $   2,903             $  5,147
-----------------------------------------------------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash (paid for) received from income taxes                                   $  (119)            $    (107)            $  1,221
-----------------------------------------------------------------------------------------------------------------------------------
  Cash (paid for) interest                                                     $  (495)            $    (541)            $ (1,088)
-----------------------------------------------------------------------------------------------------------------------------------

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

The Company incurred net losses of $5,419 in 1997, $10,809 in 1996, and $11,352 in 1995, and a net cash outflow from operations of $3,349 in 1997, $4,092 in 1996, and $10,338 in 1995. The cash flow deficits in 1997 and 1996 were funded through borrowings from WESAC and the Chase Facility as described more fully in Note 2.

As a result, without the ongoing support of WESAC, its 81% shareholder, and the Wexford Funds, these conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company believes that the financing available from a restructuring plan announced in late 1997, which is more fully described in Note 2 to the Consolidated Financial Statements, will be adequate to fund the Company's operations during 1998.
In summary, the restructuring plan provides funds from the net proceeds available from a rights offering and a new 1998 credit agreement with the Wexford funds. Additionally, the Company's capital structure will be enhanced by the conversion of approximately $11,730 (April 30, 1998) of WESAC debt to equity and future earnings will be benefitted by the elimination of approximately $1,500 of annual interest expense related to this debt.

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

RESTRICTED CASH

At December 31, 1997, $1,219 of cash was pledged to the Company's various banks as collateral for the letters of credit and other off-shore bank guarantees.

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

In March, 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121 ("FAS 121") which changed the method of accounting for long-lived assets. Subsequent to the write-off of goodwill in the fourth quarter of 1995, the Company adopted the provisions of FAS 121, effective December 31, 1995. No additional write downs of assets were required under FAS 121 in 1997 or 1996.

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

As a result of domestic taxable losses, the Company had tax loss carry-forwards at December 31, 1996 sufficient to shelter $12,200 of future taxable income.

NET LOSS PER SHARE

In February 1997, the Financial Accounting Standards Board issued Statement 128, relating to the presentation of earnings per share and disclosure of information about capital structure. FASB 128 superseded APB Opinion No. 15, which had governed the calculation and presentation of earnings per share for many years.

Under FASB 128, primary earnings per share is replaced with basic earnings per share. The computation of fully diluted earnings per share, where appropriate, is still required, but fully diluted earnings per share is called "diluted earnings per share" under FASB 128.

Since there has been no change in the Company's average number of common shares outstanding, the calculation of basic earnings per share under FASB 128 is identical to the calculation of earnings per share under APB Opinion No. 15. Additionally, since the calculation of diluted earnings per share under FASB 128, for entities with losses from continuing operations, will always result in anti-dilutive per share amounts, the provisions of FASB 128 relative to the calculation of diluted earnings per share have no impact at the present time.

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

PRODUCT WARRANTY COSTS

Provision for estimated warranty expense is recorded at the time of sale and periodically adjusted to reflect actual experience. The Company reported warranty expense provisions of $1,137, $981 and $2,209 in 1995, 1996, and 1997, respectively.

RECLASSIFICATIONS

Certain amounts in the 1996 and 1995 consolidated financial statements have been reclassified to conform with the 1997 presentation.

2.  CAPITAL RESTRUCTURING PLAN

On September 18, 1997, the Company announced plans to make a rights offering to its public stockholders. Holders of the 3,389,000 common shares publicly traded will be issued eight rights for each share of stock owned. Each right will entitle the holder to purchase one share of the Company's common stock at $0.10 per share. The rights expect to trade in the NASDAQ over the counter market under the symbol WALZR. The Company filed a Registration Statement relating to the rights offering on February 5, 1998 and the rights offering received stockholder approval on March 2, 1998.

A total of 27,112,000 rights have been offered to the existing shareholders to purchase pre-split shares of the Company's common stock at the exercise price of $0.10 per share. Wexford Capital Partners II, L. P., a Delaware limited partnership, and Wexford Overseas Partners I, L.P., a Delaware limited partnership, both of which are affiliates of Wexford Management LLC ("Wexford"), and which are hereinafter referred to as the "Wexford 1995 Funds" have agreed to purchase at the Subscription Price, all shares not subscribed for in the Rights Offering, if any. As a result, the Company will receive cash proceeds of approximately $2,700 from the rights offering before deduction of cash expenses, which are estimated at $500, for estimated net proceeds of $2,200. The Company plans to utilize $1,700 of these net proceeds to pay off the Silicon Valley Bank facility (see Note 6).

The Company's rights offering is part of a plan of financial restructuring which expires on May 6, 1998. As of April 30, 1998, the Company will owe WESAC a total of approximately $11,730 for loans made by WESAC at various times to the Company in 1995 and 1996. Subsequent to the rights offering, the Company intends to effect a one-for-ten reverse stock split on or about May 13, 1998. After the completion of the rights offering and the reverse stock split, the WESAC debt will be converted into common stock of the Company at the rate of $1.00 of converted debt for each share of post split common stock. After giving effect to the rights offering, the reverse stock split and the WESAC debt conversion, there will be approximately 16,261,000 shares of common stock of the Company issued and outstanding. The Company's financial statements at December 31, 1997 do not give effect to the capital restructuring plan.

In connection with the restructuring plan, the Wexford 1995 Funds and the Wexford 1996 Funds (as hereinafter defined, and together with the Wexford 1996 Funds, the "Wexford Funds") have agreed, pursuant to an Amended and Restated Credit Agreement dated as of January 30, 1998 (the "1998 Credit Agreement") to make available to the Company a line of credit of up to $3,000 (the "Tranche A Line") until the closing of the rights offering. As used herein, the term "Wexford 1996 Funds" means: Wexford Special Situations 1996,
L. P., a Delaware limited partnership, Wexford Special Situations 1996 Institutional, L. P., a Delaware limited partnership, Wexford Special Situations 1996 Limited, a Cayman Islands exempted company, and Wexford-Euris Special Situations 1996, L. P., a Delaware limited partnership.

At the closing of the rights offering, the Wexford Funds under the 1998 credit agreement will make available to the Company an additional line of credit of up to $2,500 (the "Tranche B Line"), to be due and payable on December 31, 2000. All loans pursuant to the 1998 Credit Agreement will bear interest at the rate of 13% per annum and will be secured by a first priority perfected lien on the assets of the Company. If and to the extent that the Company borrows under the Chase Facility, described in Note 5, on or after January 30, 1998, the Company's availability under the Tranche A Line, through the closing date of the rights offering, or the Tranche B Line, from and after the closing of the rights offering, will be reduced dollar for dollar by the amount of such borrowings.

The Company has drawn $1,500 under the Tranche A facility and anticipates that it will need to draw a total of $2,500 as Tranche A loans prior to the closing of the rights offering. Any amounts drawn under the Tranche A facility and not repaid by the proceeds of the rights offering will be extended to December 31, 2000. The Company does not expect to repay Tranche A advances from the net proceeds of the rights issue, rather they will be used to fund current working capital requirements.

The Chase Facility had a funding capacity of approximately $5,500 on December 31, 1997 and the Company's cash borrowings under the Chase Facility totaled $2,650. Under the Chase Facility, the Company may also request that Chase issue letters of credit for the benefit of the Company, which Chase may issue in its sole discretion. At December 31, 1997, Chase had issued approximately $2,800 Letters of credit under the Chase Facility. Letters of credit issued under the Chase facility do not reduce availability under the Tranche A Line or the Tranche B Line. Before making each loan or issuing each letter of credit, the Chase Manhattan Bank ("Chase") advises the Company of the terms applicable to such loan or letter of credit. The current borrowings bear interest at the average rate of 9.5%

The Company plans to use the Chase Facility for letters of credit and off-shore bank guarantees, as well as loans to the extent the terms offered are advantageous to the Company. The Chase facility supplements the 1998 credit agreement.

Because the proceeds of the rights offering will be utilized to pay down the $1,700 secured loan with Silicon Valley Bank, and WESAC will convert approximately $11,730 of secured debt (April 30, 1998), the only funded debt remaining on the balance sheet will be the approximately $2,650 of short-term funding provided through the Chase Facility through the end of December 1997, any funds borrowed under the Tranche A line and certain equipment leases.
The Company anticipates that the rights offering will provide it with working capital of approximately $500, after retiring the Silicon Valley Bank loan and paying expenses related to the offering. Additionally, the Company will have access to the $2,500 Tranche B line upon the completion of the rights offering and the debt conversion.

The Company believes that the new 1998 Credit Agreement and the net cash available from the rights offering, will be adequate to fund the Company's operations during 1998. Although these loans will be effected pursuant to the 1998 Credit Agreement or the Chase Facility, which are either collateralized or funded by the Wexford Funds, there can be no assurance that (i) loans will be available under the 1998 Credit Agreement or the Chase Facility, or if made, will not be called for repayment, or (ii) such sources of liquidity will be sufficient to meet the Company's needs. Significant changes in the Company's anticipated level of business and other events could substantially increase the Company's cash requirements above those now anticipated. This could have the effect of requiring that additional cash resources be obtained. Therefore, the Company is continuing to seek additional sources of financing, as well as exploring unrelated sources of new equity capital, although there can be no assurance that the Company will be successful in doing so or that any such financing or equity capital would be available on acceptable terms.

The Company has been out of compliance with certain of the NYSE listing standards for some time. In connection with the proposed recapitalization, the Company anticipates issuing additional shares of common stock and has met with the NYSE on both of these matters. While the Company intends to address the compliance issues, there can be no assurance that the restructuring plan will allow the Company to achieve compliance with the NYSE listing criteria.

3.  BALANCE SHEET COMPONENTS


                                       1997          1996
---------------------------------------------------------------
 Inventories:
    Raw materials                   $  1,189   $    1,375
    Work in process                    1,441        3,152
    Finished goods                       269          211
---------------------------------------------------------------
                                    $  2,899   $    4,738
---------------------------------------------------------------
 Other accrued liabilities:
    Commissions                     $    946   $      944
    Warranty                           2,012        1,279
    Restructuring                         37          249
    Accrued contract costs               865          880
    Other                              1,342        1,223
---------------------------------------------------------------
                                    $  5,202   $    4,575
---------------------------------------------------------------
 Property, plant and equipment, at
 cost:
    Land                            $    270   $      270
    Buildings and improvements         4,272        4,290
    Machinery and equipment           11,681       11,301
---------------------------------------------------------------
                                      16,223       15,861
    Less accumulated depreciation
    and amortization                 (11,622)     (10,671)
---------------------------------------------------------------
                                    $  4,601   $    5,190
---------------------------------------------------------------

4.  GOODWILL AND OTHER INTANGIBLE WRITE-DOWNS

During 1995, the Company evaluated the value of goodwill and intangibles, given intensifying competition and declining margins. As a result of this analysis, the Company wrote-off goodwill totaling $2,406 during the fourth quarter of 1995, which represented the remaining goodwill at Wahlco, Inc. and Pentney of $1,772 and $634, respectively. Since December 31, 1995, the Company has had no goodwill on the balance sheet.

5.  LINES OF CREDIT

In February 1997, Wexford Capital Partners II, L.P., a Delaware limited partnership and Wexford Overseas Partners I, L.P., a Delaware limited partnership, both of which are affiliates of Wexford Management LLC ("Wexford"), and which are hereinafter referred to as the "Wexford 1995 Funds" established and guaranteed a credit facility (the "Chase Facility") at the Chase Manhattan Bank ("Chase") to provide short-term financing for companies owned by the Wexford 1995 Funds, including the Company. In December 1997, the Chase Facility had a funding capacity of $5,500 and the Company's total cash borrowings under the Chase Facility totaled $2,650.

Under the Chase Facility, the Company may also request that Chase issue letters of credit for the benefit of the Company, which Chase may issue in its sole discretion. At December 31, 1997, Chase had issued approximately $2,800 letters of credit under the Chase Facility. Before making each loan or issuing each letter of credit, the Chase Manhattan Bank ("Chase") advises the Company of the terms applicable to such loan or letter of credit. The current borrowings bear interest at the average rate of 9.5%.

Selected data, with respect to the Chase Facility is shown below:


                                    1997      1996      1995
----------------------------------------------------------------
Balance at December 31             $2,650    $0        $0
Interest rate at December 31          9.5%    0%        0%
Maximum amount outstanding         $2,650    $0        $0
Average amount outstanding         $  638    $0        $0
Weighted average interest rate        9.5%    0%        0%
----------------------------------------------------------------

The average amounts outstanding and weighted average interest rates during each year are based on daily balances outstanding.

6.  LONG-TERM DEBT

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

In December 1997, SVB agreed to extend the stated maturity of the SVB Loan to December 31, 2000. Outstanding borrowings under the SVB Loan at December 31, 1997, totaled $1,809 including $1,700 of cash borrowings and $109 of cash collateral backing letters of credit.

In August 1996, WESAC agreed to lend the Company up to $1,600. The loan bears interest at an annual rate of 13%, and is secured by substantially all of the assets of the Company. Interest and a commitment fee of $32 payable to WESAC are compounded. The Company had drawn $1,500 against this loan as of December 31, 1997. As of December 31, 1997, the Company owed to WESAC approximately $11,244 including interest loans made by WESAC at various times in 1995 and 1996. On March 13, 1998, the maturity of all of the loans with WESAC was extended to December 31, 1999.

Long-term debt consists of the following at December 31:


                                                                 1997      1996
-----------------------------------------------------------------------------------
7.9525% note payable, due in monthly
installments of $19 to Sanwa Business Credit Corp.
(principal and interest) through June 2000, secured by
related lease payments                                         $   516   $   702

Secured term loan from WESAC, bearing interest at
13.0% and due December, 1999.                                    6,559     5,763

Secured term loan from WESAC, bearing interest at
13.0% and due December, 1999.                                    2,696     2,372

Secured loan from Silicon Valley Bank, bearing interest at
5.5% and due December 1999.                                       1,700     1,700

Secured term loan from WESAC, bearing interest at
13.0% and due December, 1999.                                     1,801     1,585

Other credit agreements                                            305       251
-----------------------------------------------------------------------------------
                                                                13,577    12,373
Less current portion                                              (273)     (228)
-----------------------------------------------------------------------------------
                                                               $13,304   $12,145
-----------------------------------------------------------------------------------

The fair value of each of the long-term debt instruments discussed above, as well as the notes payable discussed in Note 5, approximate the carrying amounts within an insignificant difference based on current market interest rates for similar instruments.

Under agreements reached between the Company and WESAC on April 12, 1996 and March 12, 1997, interest due and payable from WESAC is compounded. This agreement commenced with interest due and payable for the fourth quarter of 1995 and extends through the maturity date. The above secured loan balances with WESAC include compounded interest of $2,656 and $1,304, as of December 31, 1997 and 1996, respectively, under this agreement.

Principal payments due on long-term debt for the years subsequent to December 31, 1997 are as follows:

1998                             $    273
1999                               11,493
2000                                1,811
2001                                    0
------------------------------------------
Total                            $ 13,577
                                 --------
                                 --------

7.  INCOME TAXES

The benefit from income taxes consists of the following:


 Years ended December 31,                          1997       1996        1995
---------------------------------------------------------------------------------
 Federal
   Current                                     $      -   $      -    $      -
   Deferred                                           -     (2,266)     (2,286)

 State
   Current                                            -          -           -
   Deferred                                           -       (658)       (664)

 Puerto Rico
   Current                                            -          -           -
   Deferred                                           -          -           -

 Foreign
   Current                                            -          -           -
   Deferred                                           -          -           -
---------------------------------------------------------------------------------
 Benefit from income taxes                     $      -   $ (2,924)   $ (2,950)
---------------------------------------------------------------------------------

The benefit from income taxes differs from the amount obtained by applying the statutory tax rate as follows:


 Years ended December 31,                                              1997        1996        1995
-----------------------------------------------------------------------------------------------------
 Federal benefit at statutory rate                                 $  (1,842)   $ (4,669)  $  (4,863)
 Federal benefit not allowable (pre-acquisition)                           -           -       1,326
 Goodwill amortization                                                     -           -         735
 State taxes, net of Federal impact                                     (224)       (498)       (703)
 Limitation on benefit from current year net operating losses          1,506       1,327           -
 Puerto Rican earnings (benefitted) taxed at lower rates                   -           -          44
 Foreign losses without current benefit                                  560       1,816       1,032
 Reduction in Federal and state tax liabilities no longer required         -        (900)       (106)
 Investment loss in foreign affiliates and  other                          -           -        (415)
-----------------------------------------------------------------------------------------------------
 Benefit from income taxes                                          $       -    $ (2,924)  $  (2,950)
-----------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------


The Company had a tax sharing agreement with PDC which terminated on the closing of the equity sale to WESAC. The Company will not enter into a similar tax sharing agreement with WESAC. The tax effect of the WESAC purchase transaction resulted in a net deferred tax liability for the Company, which was offset against paid in capital.

Significant components of the Company's deferred tax assets and liabilities as of December 31, 1997 and 1996 are as follows:


 Deferred tax assets                                       1997          1996
---------------------------------------------------------------------------------
    Accruals                                           $ 1,360         $ 1,681
    Net operating loss carry forwards                    6,138           4,904
---------------------------------------------------------------------------------
    Total deferred tax assets                            7,498           6,585
    Valuation allowance                                 (3,629)         (2,423)
---------------------------------------------------------------------------------
    Net deferred tax assets                              3,869           4,162
---------------------------------------------------------------------------------
    Deferred tax liabilities
---------------------------------------------------------------------------------
    Depreciation                                           795           1,088
    Basis adjustments on purchased assets                3,074           3,074
---------------------------------------------------------------------------------
    Total deferred tax liabilities                       3,869           4,162
---------------------------------------------------------------------------------
---------------------------------------------------------------------------------
    Net deferred tax assets (liabilities)              $     0         $     0
---------------------------------------------------------------------------------
---------------------------------------------------------------------------------

The Company has provided residual Puerto Rico tollgate tax on approximately $11,000 of undistributed earnings as of December 31, 1997 and will be obligated to pay tollgate taxes estimated at approximately $1,000 over the next several years, which has been included in other liabilities in the accompanying balance sheet.

As a result of domestic taxable losses, the Company had tax loss carry-forwards at December 31, 1996 sufficient to shelter $12,200 of future taxable income.

8.  RELATED PARTY TRANSACTIONS

Included in other assets at December 31, 1997 and 1996 are $270 and $282, respectively, of non-interest bearing relocation loans to officers, employees and certain former employees, which become due in 1998 and are secured by second trust deeds on each individual's primary residence. The amount of discount and imputed interest income related to these notes is not material.

9.  LEASING ACTIVITIES

The Company leases buildings, certain office space, vehicles, equipment and manufacturing facilities under non-cancelable operating leases which require annual aggregate rental payments as follows:


1998           $1,127
1999            1,056
2000            1,010
2001              588
2002                4
-------------------------
Total          $3,785
               ------
               ------

Total rental expense for the years ended December 31, 1997, 1996 and 1995 was $1,193, $1,296 and $1,251, respectively.

10.  EMPLOYEE BENEFIT PLANS

The Company has a defined contribution plan established under Internal Revenue Code Section 401(k) covering substantially all eligible domestic employees. In addition, as a result of certain acquisitions, the Company has adopted several foreign defined contribution plans covering substantially all eligible foreign employees. Employer contributions to the plans are made to an individual account for each participant based on a prescribed percentage of the employee's voluntary contribution, in accordance with the plans. Retirement benefits to the employees are based solely on the amount available in each participant's account at the time of retirement or termination of employment. The Company's contributions to the plans for the years ended December 31, 1997, 1996, and 1995 were $0, $324, and $419, respectively.

11.  STOCK-BASED COMPENSATION PLAN

The Company has a stock option plan, the Second Amended and Restated 1990 Stock Incentive Plan (the "Amended Plan"). The Company accounts for the Amended Plan under APB No. 25, under which the Company recognized compensation cost of $109 and $201 in 1997 and 1996, respectively.

During 1994, the stockholders approved an amendment to the Amended Plan, which increased the number of Stock Appreciation Rights ("SARs") available to 1,764,900 from 882,450 and extended the expiration date of the plan to April 23, 1997.

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

On March 2, 1998 the stockholders of the Company approved the adaption by the Board of Directors in November 1996 of the 1996 Employee Stock Option Plan, which provides for the issuance of up to 2.250 million shares of common stock to directors, officers, employees, consultants and advisors of the Company. No options had been granted under the 1996 plan at December 31, 1997.

Information with respect to the Amended Plan follows:


                                               Rights and                                            Number of
                                               Options           Number of              Rights       Stock Options       Option
                                               Available for     Rights                 Prices                            Price
                                               Issuance
---------------------------------------------------------------------------------------------------------------------------------
 Outstanding at December 31, 1994                   1,157,390         567,510         $ 4.50-13.00        40,000      $      7.25
 Granted                                                                    -                    -     2,069,920        0.49-2.50
 Canceled                                                            (124,600)                   -             -                -
---------------------------------------------------------------------------------------------------------------------------------
 Outstanding at December 31, 1995                      94,520         442,910           4.50-13.00     2,109,920        0.49-7.25
 Granted                                                                    -                            345,048                -
 Canceled                                                            (145,510)                          (220,612)               -
---------------------------------------------------------------------------------------------------------------------------------
 Outstanding at December 31, 1996                     115,594         297,400           4.50-13.00     2,234,356        0.49-7.25
 Granted                                                    -               -                    -             -                -
 Exercised                                                  -               -                    -        (5,000)           (0.49)
 Canceled                                                   -         (17,850)                   -       (15,000)           (0.49)
---------------------------------------------------------------------------------------------------------------------------------
 Outstanding at December 31, 1997                     153,444         279,550           4.50-13.00     2,214,356        0.49-7.25
---------------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------------
 Exercisable                                                          279,550         $ 4.50-13.00     1,790,606      $ 0.49-7.25
---------------------------------------------------------------------------------------------------------------------------------

Had compensation cost for these plans been determined consistent with FASB Statement No. 123, the Company's net loss and earnings per share would have been the following pro forma amounts:


                                1997            1996          1995
                                ----            ----          ----
Net Loss:      As Reported    $(5,419)       $(10,809)     $(11,352)
               Pro Forma       (5,623)        (11,554)      (12,084)

Basic EPS:     As Reported    $(0.31)        $  (0.61)     $  (0.64)
               Pro Forma       (0.32)           (0.65)        (0.68)


Because the Statement 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

A summary of the status of the Company's option plan at December 31, 1995, 1996 and 1997, and changes during the years then ended, is presented in the table and narrative below:


                                                1997                              1996                            1995
                                     --------------------------        --------------------------       ------------------------
                                       Shares          Wtd Avg           Shares          Wtd Avg         Shares        Wtd Avg
                                        (000)         Ex Price            (000)         Ex Price          (000)        Ex Price
                                      -------        ---------           ------         --------         ------        --------
 Outstanding at beg. of year            2,234,356       $ .760         2,109,920          $.756           40,000        $7.25

 Granted                                        0                        345,048             -         2,069,920           -

 Exercised                                  (5000)       0.490                 0              0                0            0

 Forfeited                                (15,000)       0.490          (220,612)         0.490                0            0

 Expired                                        0                              0              0                0            0
                                       -----------                    -----------                     -----------
 Outstanding at end of year             2,214,356       $7.762         2,234,356          $.760        2,109,920        $.756
                                       -----------                    -----------                     -----------
 Exercisable at end of year             1,790,606                      1,419,016                         753,960

 Weighted average fair value of
 options granted                                                                          $0.53                         $0.94

The options granted vest through 2000 and expire from 2000 to 2006.

At December 31, 1997, a total of 1,564,356 options outstanding have an exercise price of $0.49 per share, 580,000 shares have an exercise price of $.992 per share, 30,000 shares have an exercise price of $1.875 per share, and 40,000 have an exercise price of $7.25 per share. A total of 2,079,920 options were granted in 1995 which have a weighted average remaining contractual life of 8.2 years; 335,048 options were granted in 1996 which have a weighted average remaining contractual life of 9.6 years.

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

13.  BUSINESS SEGMENT, GEOGRAPHIC AREA AND MAJOR CUSTOMER INFORMATION

The Company operates in several industries: the thermal power generation after-boiler market, the gas-turbine power-generation market, and the steel and chemical industries. The Company markets and sells most of its products through a coordinated worldwide sales force which interacts with both electric utilities and industrial customers in connection with the reduction and control of air pollution, gas flow control, energy efficiency, and the control of volatile organic compounds.

The following table shows financial information by geographic area. "Other" consists principally of Canada and Australia:


1997                            United States               Europe       Other           Totals
Revenues                           $27,458                  $22,271        $0             $49,729
Operating loss                      (2,340)                  (1,343)        0              (3,683)
Loss before income taxes            (3,772)                  (1,647)        0              (5,419)
Identifiable assets                 15,458                    9,733         0              25,191
-----------------------------------------------------------------------------------------------------
1996

Revenues                           $20,404                  $22,042        $605           $43,051
Operating loss                      (7,160)                  (5,555)       (230)          (12,945)
Loss before income taxes            (8,392)                  (5,495)        154           (13,733)
Identifiable assets                 16,049                   13,675          96            29,820
-----------------------------------------------------------------------------------------------------
1995

Revenues                           $21,550                  $35,122      $3,428           $60,100
Operating loss                      (9,826)                  (2,341)       (369)          (12,536)
Loss before income taxes           (11,267)                  (2,864)       (171)          (14,302)
Identifiable assets                 22,638                   22,999         882            46,519
-----------------------------------------------------------------------------------------------------


Export sales were as follows:

-----------------------------------------------------------------------------------------------------
Years ended December 31,              1997                1996               1995
                                      ----                ----               ----
Canada                               $  315            $  413              $   685
Europe                                  408               997                3,228
Asia                                  8,869             2,869                3,451
Africa and Other                        297             1,932                1,331
                                     ------            ------              ------
                                     $9,889            $6,211              $ 8,695
                                     ------            ------              ------
                                     ------            ------              ------

There were no sales to individual customers constituting 10% or more of total revenues in 1997, 1996 or 1995.

14.  COMMITMENTS AND CONTINGENCIES

As security for performance and advances on long-term contracts, the Company at December 31, 1997 is contingently liable in the amount of approximately $4,085 under standby letters of credit and off-shore bank guarantees.

The Company is contingently liable under a repurchase agreement related to the sale of a customer equipment lease contract to a lease lender in 1993.
As of December 31, 1997, the contingent liability totaled $1,467. The Company believes any liability under the repurchase agreement is unlikely.

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

15.  QUARTERLY FINANCIAL DATA (UNAUDITED)



                                                                      Net Income
                     Revenue          Gross           Net Income        (Loss)
                                      Margin            (Loss)         Per Share
----------------------------------------------------------------------------------
 1997
 Quarters:
 First           $    12,734   $       2,751   $           (604)  $      (0.03)
 Second               14,062           3,067               (390)         (0.03)
 Third                10,752           2,058             (1,451)         (0.08)
 Fourth               12,181           1,313             (2,974)         (0.17)
----------------------------------------------------------------------------------
      Total      $    49,729   $       9,189   $         (5,419)  $      (0.31)
----------------------------------------------------------------------------------
----------------------------------------------------------------------------------
 1996
 Quarters:
 First           $    13,388   $       2,812   $           (810)  $      (0.05)
 Second               10,119              11             (4,058)         (0.23)
 Third                 9,123           1,243             (1,417)         (0.08)
 Fourth               10,421            (112)            (4,524)         (0.27)
----------------------------------------------------------------------------------
      Total      $    43,051   $       3,954   $        (10,809)  $      (0.63)
----------------------------------------------------------------------------------
----------------------------------------------------------------------------------

During the second and fourth quarters of 1996, the Company's gross margin, net loss and net loss per share were affected by write-downs and restructuring charges. In the fourth quarter of 1997, the Company's gross margin, net loss and net loss per share were negatively impacted by contract provisions and reserves for bad debts. See Management's Discussion and Analysis of Financial Condition and Results of Operations.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                 Wahlco Environmental Systems, Inc. and Subsidiaries

                                                                  Additions
                                                                  ---------
                                          Balance at     Charged to Costs   Charged to Other                             Balance at
                                     Beginning of Period   and Expenses   Accounts - Describe  Deductions - Describe(1) End of Year
                                     -------------------   ------------   -------------------  ------------------------------------
Year ended December 31, 1997:
Allowance for doubtful accounts         $3,206                  $1,017                                  $1,858               $2,365
Inventory valuation reserve                169                       0                                       1                  168
Restructuring reserve                      249                       0                                     212                   37
Warranty reserve                         1,279                   2,209                                   1,476                2,012
                                        ------                  ------                                  ------               ------
Total                                   $4,903                  $3,226                                  $3,547               $4,582
                                        ------                  ------                                  ------               ------
                                        ------                  ------                                  ------               ------
Year ended December 31, 1996:
Allowance for doubtful accounts         $1,277                  $2,350                                  $  421               $3,206
Inventory valuation reserve                286                     120                                     237                  169
Restructuring reserve                      375                       0                                     126                  249
Warranty reserve                           826                     981                                     528                1,279
                                        ------                  ------                                  ------               ------
Total                                   $2,764                  $3,451                                  $1,312               $4,903
                                        ------                  ------                                  ------               ------
                                        ------                  ------                                  ------               ------
Year ended December 31, 1995:
Allowance for doubtful accounts         $  923                  $  870                                  $  516               $1,277
Inventory valuation reserve              1,110                     141                                     965                  286
Restructuring reserve                    1,819                    (590)                                    854                  375
Warranty reserve                         1,662                   1,137                                   1,973                  826
                                        ------                  ------                                  ------               ------
Total                                   $5,514                  $1,558                                  $4,308               $2,764
                                        ------                  ------                                  ------               ------
                                        ------                  ------                                  ------               ------

(1) Amounts charged off during the year.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.


None.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information required by this item regarding the Company's directors is included in the Company's Proxy Statement to be filed pursuant to Schedule 14A in connection with the Company's 1998 Annual Meeting of Stockholders under the section captioned "Election of Directors" and is incorporated herein by reference thereto. Information regarding the Company's executive officers is set forth in Part I hereof, above, under the caption "Executive Officers" and is incorporated herein by reference thereto.

ITEM 11.  EXECUTIVE COMPENSATION.

The information required by this item is included in the Company's Proxy Statement to be filed pursuant to Schedule 14A in connection with the Company's 1998 Annual Meeting of Stockholders under the sections captioned "Directors' Compensation" and "Executive Compensation" and is incorporated herein by reference thereto.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The information required by this item is included in the Company's Proxy Statement to be filed pursuant to Schedule 14A in connection with the Company's 1998 Annual Meeting of Stockholders under the section captioned "Security Ownership of Certain Beneficial Owners and Management" and is incorporated herein by reference thereto.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information required by this item is included in the Company's Proxy Statement to be filed pursuant to Schedule 14A in connection with the Company's 1998 Annual Meeting of Stockholders under the section captioned "Compensation Committee Interlocks and Insider Participation" and is incorporated herein by reference thereto.

                                       PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

                                                                              Page No.
                                                                              --------
(a)  1.   Financial Statements, included in Part II of this report:

          Reports of Independent Public Accountants                              23

          Consolidated Balance Sheets at December 31, 1997 and 1996              24

          Consolidated Statements of Operations for the Years ended              25
          December 31, 1997, 1996 and 1995

          Consolidated Statements of Stockholders' Equity (Deficit) for the      26
          Years ended December 31, 1997, 1996 and 1995

          Consolidated Statements of Cash Flows for the Years ended              27
          December 31, 1997, 1996, and 1995

          Notes to Consolidated Financial Statements                             28

     2.   Financial Statement Schedules, included in Part II of this report:

          Schedule II Valuation and Qualifying Accounts                          45

          All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

     3.   Exhibits



     EXHIBIT #                              DESCRIPTION
   3.1    Certificate of Incorporation of the Company.  (FILED AS AN EXHIBIT TO
          THE COMPANY'S REGISTRATION STATEMENT NO. 33-33698, AS AMENDED.)

   3.2    Bylaws  of  the  Company.    (FILED  AS  AN  EXHIBIT TO THE COMPANY'S
          REGISTRATION STATEMENT NO. 33-33698, AS AMENDED.)

EXHIBIT #                              DESCRIPTION

   10.1 Grant of Industrial Tax Exemption by the Commonwealth of Puerto Rico to Wahlco International, Inc., a Delaware corporation, dated as of March 10, 1982. (FILED AS AN EXHIBIT TO THE COMPANY'S REGISTRATION
          STATEMENT NO. 33-33698, AS AMENDED.)

   10.2   Order  of Conversion of Grant of Puerto Rico Industrial Tax Exemption
          to  Wahlco  International,  Inc. dated as of October 29, 1987, and as
          amended  on  March  8,  1989.   (FILED AS AN EXHIBIT TO THE COMPANY'S
          REGISTRATION STATEMENT NO. 33-33698, AS AMENDED.)

   10.3   Redemption  and  Indemnification  Agreement,  dated as of October 28,
          1987, by and among Pacific Diversified Capital Company, Wahlco, Inc.,
          Robert  R.  Wahler,  as Trustee of the Wahler Family Trust, Triple R,
          John  H.  McDonald,  Westfore,  a  California limited partnership and
          Corona  Properties,  a  California limited partnership.  (FILED AS AN
          EXHIBIT  TO  THE  COMPANY'S  REGISTRATION  STATEMENT NO. 33-33698, AS
          AMENDED.)

  X10.4   Form  of  Indemnity  Agreement  between  the  Company and each of its
          directors  and  officers.    (FILED  AS  AN  EXHIBIT TO THE COMPANY'S
          REGISTRATION STATEMENT NO. 33-33698, AS AMENDED.)

   10.5   Standard  Industrial  Lease,  dated  as  of September 3, 1991, by and between Triple R, a California general partnership and Wahlco Inc., a
          California  corporation.    (FILED AS AN EXHIBIT TO THE COMPANY'S THE
          ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1991.)

   10.6   First Addendum to Standard Industrial Lease, dated as of September 3,
          1991  between  Triple R and Wahlco, Inc.  (FILED AS AN EXHIBIT TO THE
          COMPANY'S  THE ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER
          31, 1991.)

   10.7 Second Amendment to Office Lease, dated as of December 16, 1991, by and between BCG and the Company (FILED AS AN EXHIBIT TO THE COMPANY'S
          THE ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1991.)

   10.8   Installment  Note,  dated as of July 20, 1992, by and between Wahlco,
          Inc.  and  Sanwa  Business Credit Corporation, a Delaware corporation
          (FILED  AS  AN EXHIBIT TO THE COMPANY'S QUARTERLY REPORT ON FORM 10-Q
          FOR THE QUARTER ENDED SEPTEMBER 30, 1992.)

   10.9 Guaranty Agreement, dated as of July 20, 1992, by and between the Company and Sanwa. (FILED AS AN EXHIBIT TO THE COMPANY'S QUARTERLY
          REPORT ON FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 1992.)

  10.10   Security Agreement, dated as of July 20, 1992, by and between Wahlco,
          Inc.  and  Sanwa, with accompanying Consent and Acknowledgment of the
          Company,  as  Guarantor.    (FILED  AS  AN  EXHIBIT  TO THE COMPANY'S
          QUARTERLY  REPORT  ON  FORM  10-Q FOR THE QUARTER ENDED SEPTEMBER 30,
          1992.)

EXHIBIT #                              DESCRIPTION

  X10.11  First  Amended  and Restated 1990 Incentive Award Plan.  (FILED AS AN
          EXHIBIT  TO  THE  COMPANY'S  QUARTERLY  REPORT  ON  FORM 10-Q FOR THE
          QUARTER ENDED SEPTEMBER 30, 1992.)

  10.12   Letter  Agreement  dated August 31, 1993, by and between the Company,
          Wahlco,  Inc.,  Wahlco  Power Products, Inc., a Delaware corporation,
          Bachmann  Companies,  Inc.,  and  Sanwa.  (FILED AS AN EXHIBIT TO THE
          COMPANY'S  QUARTERLY  REPORT  ON  FORM  10-Q  FOR  THE  QUARTER ENDED
          SEPTEMBER 30, 1993.)

  10.13 Settlement Agreement, dated as of October 7, 1994, by and between Wahlco Power Products, Inc. and ABB Air Preheater, Inc. (FILED AS AN
          EXHIBIT  TO  THE  COMPANY'S  QUARTERLY  REPORT  ON  FORM 10-Q FOR THE
          QUARTER ENDED SEPTEMBER 30, 1994.)

  10.14   Mutual  General  Release, dated as of October 6, 1994, between Wahlco
          Power  Products,  Inc.  and  ABB  Air  Preheater, Inc..  (FILED AS AN
          EXHIBIT  TO  THE  COMPANY'S  QUARTERLY  REPORT  ON  FORM 10-Q FOR THE
          QUARTER ENDED SEPTEMBER 30, 1994.)

  10.15   Assignment  of Note, Loan Agreement and Collateral Documents.  (FILED
          AS  AN  EXHIBIT  TO  THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE
          YEAR ENDED DECEMBER 31, 1994.)

  10.16   Promissory  Note,  dated  as of May 15, 1995, between the Company and
          WES  Acquisition  Corp.  (FILED AS AN EXHIBIT TO THE COMPANY'S ANNUAL
          REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1994.)

  10.17   Commitment  letter,  dated  as  of May 15, 1995, from WES Acquisition
          Corp.  to the Company for a secured term loan in the principal amount
          of  $2  million.    (FILED  AS AN EXHIBIT TO THE COMPANY'S THE ANNUAL
          REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1994.

 X10.18  Employment Agreement between the Company and C. Stephen Beal dated as
          of  May  5,  1995.   (FILED AS AN EXHIBIT TO THE COMPANY'S THE ANNUAL
          REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1995.)

 X10.19 Employment Agreement between the Company and A. Noel DeWinter dated as of May 16, 1995. (FILED AS AN EXHIBIT TO THE COMPANY'S THE ANNUAL
          REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1995.)

 X10.20  Employment  Agreement  between the Company and Barry J. Southam dated
          June  1,  1995.    (FILED  AS  AN EXHIBIT TO THE COMPANY'S THE ANNUAL
          REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1995.)

  10.21   Loan  and  Security Agreement between Wahlco, Inc. and Silicon Valley
          Bank.    (FILED  AS  AN EXHIBIT TO THE COMPANY'S THE ANNUAL REPORT ON
          FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1995.)

EXHIBIT #                              DESCRIPTION

  10.22 Amendment and Forbearance Agreement, dated as of May 9, 1996, by and between Silicon Valley Bank and Wahlco, Inc. (FILED AS AN EXHIBIT TO
          THE  COMPANY'S  QUARTERLY  REPORT  ON FORM 10-Q FOR THE QUARTER ENDED
          JUNE 30, 1996.)

  10.23 Term Loan Agreement and Warrant Agreement and Form of Warrant between the Company and WES Acquisition Corp. dated August 28, 1996. (FILED
          AS  AN  EXHIBIT  TO  THE  COMPANY'S QUARTERLY REPORT ON FORM 10-Q FOR
          QUARTER ENDED SEPTEMBER 30, 1996.)

  10.24   Letter  Agreement  dated  March  12, 1997 between the Company and WES
          Acquisition  Corp.    (FILED  AS  AN  EXHIBIT TO THE COMPANY'S ANNUAL
          REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1996.)

  10.25   Letter  Agreement  dated  April  12, 1996 between the Company and WES
          Acquisition  Corp.    (FILED  AS  AN  EXHIBIT TO THE COMPANY'S ANNUAL
          REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1996.)

  10.26   Promissory  Note  dated  as of May 9, 1996 made by the Company to WES
          Acquisition  Corp.    (FILED  AS  AN  EXHIBIT TO THE COMPANY'S ANNUAL
          REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1996.)

  10.27 Promissory Note dated as of November 15, 1996 made by the Company to WES Acquisition Corp. (FILED AS AN EXHIBIT TO THE COMPANY'S ANNUAL
          REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1996.)

  10.28 Warrant dated as of November 15, 1996 issued by the Company to Wexford Special Situations 1996, L. P. (FILED AS AN EXHIBIT TO THE
          COMPANY'S  ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31,
          1996.)

  10.29 Warrant dated as of November 15, 1996 issued by the Company to Wexford Special Situations 1996 Institutional, L. P. (FILED AS AN
          EXHIBIT  TO  THE  COMPANY'S  ANNUAL  REPORT ON FORM 10-K FOR THE YEAR
          ENDED DECEMBER 31, 1996.)

  10.30 Warrant dated as of November 15, 1996 issued by the Company to Wexford Special Situations 1996 Limited. (FILED AS AN EXHIBIT TO THE
          COMPANY'S  ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31,
          1996.)

  10.31 Warrant dated as of November 15, 1996 issued by the Company to Wexford - Euris Special Situations 1996, L. P. (FILED AS AN EXHIBIT
          TO  THE  COMPANY'S  ANNUAL  REPORT  ON  FORM  10-K FOR THE YEAR ENDED
          DECEMBER 31, 1996.)

  10.32   Term  Loan  Agreement,  dated  as  of  July  28,  1995,  between  WES
          Acquisition  Corp.  and  the  Company  for a secured term loan in the
          principal  amount  of  $2.0  million.    (FILED  AS AN EXHIBIT TO THE
          COMPANY'S  ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31,
          1996.)

                                       51

EXHIBIT #                              DESCRIPTION

  10.33   Restructuring  Agreement  dated  as  of  January  30,  1998 among the
          Company,  WES  Acquisition Corp., the other parties named therein and
          Wexford  Management  LLC,  as  Agent.    (FILED  AS AN EXHIBIT TO THE
          COMPANY'S REGISTRATION STATEMENT NO. 333-42805.)

  10.34 Amended and Restated Credit Agreement dated as of January 30, 1998 among the Company, as Borrower, the Lenders and the Individual
          Parties  thereto  and Wexford Management LLC, as Agent.  (FILED AS AN
          EXHIBIT TO THE COMPANY'S REGISTRATION STATEMENT NO. 333-42805.)

  10.35   Agreement  between  the Company and ChaseMellon Shareholder Services,
          Inc.  re  Subscription Agency.  (FILED AS AN EXHIBIT TO THE COMPANY'S
          REGISTRATION STATEMENT NO. 333-42805.)

  10.36 $750,000 promissory note dated as of July 2, 1997 between the Company and The Chase Manhattan Bank. (FILED AS AN EXHIBIT TO THE COMPANY'S
          REGISTRATION STATEMENT NO. 333-42805.)

  10.37 $1,000,000 promissory note dated as of October 13, 1997 between the Company and The Chase Manhattan Bank. (FILED AS AN EXHIBIT TO THE
          COMPANY'S REGISTRATION STATEMENT NO. 333-42805.)

  10.38 $400,000 promissory note dated as of November 17, 1997 between the Company and The Chase Manhattan Bank. (FILED AS AN EXHIBIT TO THE
          COMPANY'S REGISTRATION STATEMENT NO. 333-42805.)

  10.39   Waiver  letter  of  Silicon Valley Bank dated as of December 19, 1997 re:  extension  of  maturity  and  waiver of covenants.  (FILED AS AN
          EXHIBIT TO THE COMPANY'S REGISTRATION STATEMENT NO. 333-42805.)

  X10.40  Wahlco  Environmental  Systems, Inc. 1996 Employee Stock Option Plan.
          (FILED AS AN EXHIBIT TO THE COMPANY'S REGISTRATION STATEMENT NO. 333-
          42805.)

    21    Subsidiaries  of  the Company.  (FILED AS AN EXHIBIT TO THE COMPANY'S
          ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1995.)

   *27    Financial Data Schedule (EDGAR filing only)

--------------------

          *    Filed herewith
          X    Management contract or compensatory plan.

     (b) No reports on Form 8-K were filed during the last quarter of the period covered by this report. [or if any, list them and the item numbers of the 8-K filed]

                                      SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE: May 30, 1998                   WAHLCO ENVIRONMENTAL SYSTEMS, INC.

                                     By: /s/ C. Stephen Beal
                                     ------------------------------------
                                     C. Stephen Beal
                                     President and Chief Executive Officer


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



NAME                        TITLE/CAPACITY                          DATE
/s/ C. Stephen Beal      President & Chief Executive Officer         May 30, 1998
-----------------------  (principal executive officer)
C. Stephen Beal          and Director

/s/ A. Noel DeWinter     Vice President & Chief Financial Officer    May 30, 1998
-----------------------  (principal financial and accounting
A. Noel DeWinter         officer)

/s/ Maarten D. Hemsley   Director                                    May 30, 1998
-----------------------
Maarten D. Hemsley

                                       53

/s/ Paul H. Hunn         Director                                    May 30, 1998
-----------------------
Paul H. Hunn

/s/ Mark L. Plaumann     Director                                    May 30, 1998
-----------------------
/s/David R. A. Steadman  Director                                    May 30, 1998

                                 EXHIBIT INDEX

EXHIBIT #                         DESCRIPTION                           AT PAGE
  3.1    Certificate  of Incorporation of the Company.  (FILED AS AN
         EXHIBIT  TO  THE  COMPANY'S  REGISTRATION STATEMENT NO. 33-
         33698, AS AMENDED.)

  3.2    Bylaws  of  the  Company.    (FILED  AS  AN  EXHIBIT TO THE
         COMPANY'S REGISTRATION STATEMENT NO. 33-33698, AS AMENDED.)

  10.1   Grant  of  Industrial  Tax Exemption by the Commonwealth of
         Puerto Rico to Wahlco International, Inc., a Delaware corporation, dated as of March 10, 1982. (FILED AS AN
         EXHIBIT  TO  THE  COMPANY'S  REGISTRATION STATEMENT NO. 33-
         33698, AS AMENDED.)

  10.2   Order  of Conversion of Grant of Puerto Rico Industrial Tax
         Exemption to Wahlco International, Inc. dated as of October
         29,  1987,  and  as amended on March 8, 1989.  (FILED AS AN
         EXHIBIT  TO  THE  COMPANY'S  REGISTRATION STATEMENT NO. 33-
         33698, AS AMENDED.)

  10.3   Redemption  and  Indemnification  Agreement,  dated  as  of
         October  28, 1987, by and among Pacific Diversified Capital
         Company,  Wahlco, Inc., Robert R. Wahler, as Trustee of the
         Wahler  Family Trust, Triple R, John H. McDonald, Westfore,
         a  California  limited partnership and Corona Properties, a
         California  limited  partnership.   (FILED AS AN EXHIBIT TO
         THE  COMPANY'S  REGISTRATION  STATEMENT  NO.  33-33698,  AS
         AMENDED.)

 X10.4 Form of Indemnity Agreement between the Company and each of its directors and officers. (FILED AS AN EXHIBIT TO THE
         COMPANY'S REGISTRATION STATEMENT NO. 33-33698, AS AMENDED.)

  10.5 Standard Industrial Lease, dated as of September 3, 1991, by and between Triple R, a California general partnership and Wahlco Inc., a California corporation. (FILED AS AN
         EXHIBIT TO THE COMPANY'S THE ANNUAL REPORT ON FORM 10-K FOR
         THE YEAR ENDED DECEMBER 31, 1991.)

  10.6   First  Addendum  to  Standard Industrial Lease, dated as of
         September 3, 1991 between Triple R and Wahlco, Inc.  (FILED
         AS  AN  EXHIBIT  TO THE COMPANY'S THE ANNUAL REPORT ON FORM
         10-K FOR THE YEAR ENDED DECEMBER 31, 1991.)

  10.7   Second  Amendment to Office Lease, dated as of December 16,
         1991,  by  and  between  BCG  and  the Company (FILED AS AN
         EXHIBIT TO THE COMPANY'S THE ANNUAL REPORT ON FORM 10-K FOR
         THE YEAR ENDED DECEMBER 31, 1991.)

  10.8 Installment Note, dated as of July 20, 1992, by and between Wahlco, Inc. and Sanwa Business Credit Corporation, a
         Delaware  corporation (FILED AS AN EXHIBIT TO THE COMPANY'S
         QUARTERLY  REPORT  ON  FORM  10-Q  FOR  THE  QUARTER  ENDED
         SEPTEMBER 30, 1992.)

EXHIBIT #                         DESCRIPTION                           AT PAGE
  10.9   Guaranty  Agreement,  dated  as  of  July  20, 1992, by and between the Company and Sanwa.  (FILED AS AN EXHIBIT TO THE
         COMPANY'S  QUARTERLY  REPORT  ON  FORM 10-Q FOR THE QUARTER
         ENDED SEPTEMBER 30, 1992.)

 10.10 Security Agreement, dated as of July 20, 1992, by and between Wahlco, Inc. and Sanwa, with accompanying Consent and Acknowledgment of the Company , as Guarantor. (FILED
         AS AN EXHIBIT TO THE COMPANY'S QUARTERLY REPORT ON FORM 10-
         Q FOR THE QUARTER ENDED SEPTEMBER 30, 1992.)

X10.11   First  Amended  and  Restated  1990  Incentive  Award Plan.
         (FILED  AS  AN EXHIBIT TO THE COMPANY'S QUARTERLY REPORT ON
         FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 1992.)

 10.12   Letter  Agreement dated August 31, 1993, by and between the
         Company,  Wahlco,  Inc.,  Wahlco  Power  Products,  Inc., a
         Delaware  corporation, Bachmann Companies, Inc., and Sanwa.
         (FILED  AS  AN EXHIBIT TO THE COMPANY'S QUARTERLY REPORT ON
         FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 1993.)

 10.13 Settlement Agreement, dated as of October 7, 1994, by and between Wahlco Power Products, Inc. and ABB Air Preheater,
         Inc. (FILED AS AN EXHIBIT TO THE COMPANY'S QUARTERLY REPORT
         ON FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 1994.)

 10.14   Mutual  General  Release,  dated  as  of  October  6, 1994, between  Wahlco Power Products, Inc. and ABB Air Preheater,
         Inc..    (FILED  AS  AN  EXHIBIT TO THE COMPANY'S QUARTERLY
         REPORT  ON  FORM  10-Q  FOR THE QUARTER ENDED SEPTEMBER 30,
         1994.)

 10.15   Assignment of Note, Loan Agreement and Collateral Documents.
         (FILED  AS AN  EXHIBIT  TO THE  COMPANY'S ANNUAL  REPORT  ON
         FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1994.)

 10.16   Promissory  Note,  dated  as  of  May 15, 1995, between the
         Company  and WES Acquisition Corp.  (FILED AS AN EXHIBIT TO
         THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED
         DECEMBER 31, 1994.)

 10.17   Commitment  letter,  dated  as  of  May  15, 1995, from WES
         Acquisition Corp. to the Company for a secured term loan in the principal amount of $2 million. (FILED AS AN EXHIBIT
         TO  THE  COMPANY'S  THE  ANNUAL REPORT ON FORM 10-K FOR THE
         YEAR ENDED DECEMBER 31, 1994.

X10.18  Employment  Agreement  between  the  Company and C. Stephen
         Beal  dated as of May 5, 1995.  (FILED AS AN EXHIBIT TO THE
         COMPANY'S THE ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED
         DECEMBER 31, 1995.)

X10.19  Employment  Agreement  between  the  Company  and  A.  Noel
         DeWinter dated as of May 16, 1995.  (FILED AS AN EXHIBIT TO
         THE  COMPANY'S  THE ANNUAL REPORT ON FORM 10-K FOR THE YEAR
         ENDED DECEMBER 31, 1995.)

EXHIBIT #                         DESCRIPTION                           AT PAGE
X10.20   Employment  Agreement  between  the  Company  and  Barry J.
         Southam  dated  June  1, 1995.  (FILED AS AN EXHIBIT TO THE
         COMPANY'S THE ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED
         DECEMBER 31, 1995.)

 10.21   Loan  and  Security  Agreement  between  Wahlco,  Inc.  and
         Silicon Valley Bank.  (FILED AS AN EXHIBIT TO THE COMPANY'S
         THE  ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER
         31, 1995.)

 10.22   Amendment  and  Forbearance  Agreement,  dated as of May 9,
         1996,  by  and between Silicon Valley Bank and Wahlco, Inc.
         (FILED  AS  AN EXHIBIT TO THE COMPANY'S QUARTERLY REPORT ON
         FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 1996.)

 10.23   Term  Loan  Agreement  and  Warrant  Agreement  and Form of
         Warrant between the Company and WES Acquisition Corp. dated
         August  28,  1996.    (FILED AS AN EXHIBIT TO THE COMPANY'S
         QUARTERLY  REPORT  ON FORM 10-Q FOR QUARTER ENDED SEPTEMBER
         30, 1996.)

 10.24   Letter  Agreement  dated March 12, 1997 between the Company
         and  WES  Acquisition  Corp.    (FILED AS AN EXHIBIT TO THE
         COMPANY'S  ANNUAL  REPORT  ON  FORM 10-K FOR THE YEAR ENDED
         DECEMBER 31, 1996.)

 10.25   Letter  Agreement  dated April 12, 1996 between the Company
         and  WES  Acquisition  Corp.    (FILED AS AN EXHIBIT TO THE
         COMPANY'S  ANNUAL  REPORT  ON  FORM 10-K FOR THE YEAR ENDED
         DECEMBER 31, 1996.)

 10.26   Promissory Note dated as of May 9, 1996 made by the Company
         to  WES  Acquisition  Corp.    (FILED  AS AN EXHIBIT TO THE
         COMPANY'S  ANNUAL  REPORT  ON  FORM 10-K FOR THE YEAR ENDED
         DECEMBER 31, 1996.)

 10.27 Promissory Note dated as of November 15, 1996 made by the Company to WES Acquisition Corp. (FILED AS AN EXHIBIT TO
         THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED
         DECEMBER 31, 1996.)

 10.28 Warrant dated as of November 15, 1996 issued by the Company to Wexford Special Situations 1996, L. P. (FILED AS AN
         EXHIBIT TO THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE
         YEAR ENDED DECEMBER 31, 1996.)

 10.29 Warrant dated as of November 15, 1996 issued by the Company to Wexford Special Situations 1996 Institutional, L. P.
         (FILED AS AN EXHIBIT TO THE COMPANY'S ANNUAL REPORT ON FORM
         10-K FOR THE YEAR ENDED DECEMBER 31, 1996.)

 10.30 Warrant dated as of November 15, 1996 issued by the Company to Wexford Special Situations 1996 Limited. (FILED AS AN
         EXHIBIT TO THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE
         YEAR ENDED DECEMBER 31, 1996.)

 10.31 Warrant dated as of November 15, 1996 issued by the Company to Wexford - Euris Special Situations 1996, L. P. (FILED
         AS  AN  EXHIBIT TO THE COMPANY'S ANNUAL REPORT ON FORM 10-K
         FOR THE YEAR ENDED DECEMBER 31, 1996.)

EXHIBIT #                         DESCRIPTION                           AT PAGE
 10.32   Term Loan Agreement, dated as of July 28, 1995, between WES
         Acquisition  Corp.  and the Company for a secured term loan in  the  principal  amount  of  $2.0 million.  (FILED AS AN
         EXHIBIT TO THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE
         YEAR ENDED DECEMBER 31, 1996.)

 10.33 Restructuring Agreement dated as of January 30, 1998 among the Company, WES Acquisition Corp., the other parties named therein and Wexford Management LLC, as Agent. (FILED AS AN
         EXHIBIT  TO  THE  COMPANY'S REGISTRATION STATEMENT NO. 333-
         42805.)

 10.34   Amended  and  Restated Credit Agreement dated as of January
         30,  1998  among  the Company, as Borrower, the Lenders and the  Individual Parties thereto and Wexford Management LLC,
         a s   Agent.    (FILED  AS  AN  EXHIBIT  TO  THE  COMPANY'S
         REGISTRATION STATEMENT NO. 333-42805.)

 10.35   Agreement  between  the Company and ChaseMellon Shareholder
         Services, Inc. re Subscription Agency. (FILED AS AN EXHIBIT
         TO  THE  COMPANY'S REGISTRATION STATEMENT NO. 333-42805.)

 10.36 $750,000 promissory note dated as of July 2, 1997 between the Company and The Chase Manhattan Bank. (FILED AS AN
         EXHIBIT  TO  THE  COMPANY'S REGISTRATION STATEMENT NO. 333-
         42805.)

 10.37 $1,000,000 promissory note dated as of October 13, 1997 between the Company and The Chase Manhattan Bank. (FILED
         AS  AN  EXHIBIT TO THE COMPANY'S REGISTRATION STATEMENT NO.
         333-42805.)

 10.38 $400,000 promissory note dated as of November 17, 1997 between the Company and The Chase Manhattan Bank. (FILED
         AS  AN  EXHIBIT TO THE COMPANY'S REGISTRATION STATEMENT NO.
         333-42805.)

 10.39   Waiver  letter  of Silicon Valley Bank dated as of December
         19, 1997 re: extension of maturity and waiver of covenants.
         (FILED  AS  AN  EXHIBIT  TO  THE  COMPANY'S  REGISTRATION
         STATEMENT NO. 333-42805.)

X10.40  Wahlco  Environmental  Systems,  Inc.  1996  Employee Stock
         Option  Plan.    (FILED  AS  AN  EXHIBIT  TO  THE COMPANY'S
         REGISTRATION STATEMENT NO. 333-42805.)

 21      Subsidiaries  of  the Company.  (FILED AS AN EXHIBIT TO THE
         COMPANY'S  ANNUAL  REPORT  ON  FORM 10-K FOR THE YEAR ENDED
         DECEMBER 31, 1995.)

  *27    Financial Data Schedule (EDGAR filing only)

--------------------

*    Filed herewith
X    Management contract or compensatory plan.