Form 10-K405/A
period 1997-12-31
WAHLCO ENVIRONMENTAL SYSTEMS INC
filed 1998-04-21
CIK 861184

                                   UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549

                                    FORM 10-K/A
                                 (Amendment No. 1)



     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                    FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                                         OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

               For the transition period from    -     to    -
                                             --------     --------

                           COMMISSION FILE NUMBER 1-10478


                         WAHLCO ENVIRONMENTAL SYSTEMS, INC.

               (Exact name of registrant as specified in its charter)


                    DELAWARE                               33-0391175
(State or other jurisdiction of incorporation or   (I.R.S. Identification No.)
                  organization)

           3600 WEST SEGERSTROM AVENUE
             SANTA ANA, CALIFORNIA                            92704
    (Address of principal executive offices)               (Zip Code)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (714) 979-7300

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K [X]

At March 13, 1998, the aggregate market value of the voting stock held by non-affiliates of the registrant was $1,482,688.

At March 13, 1998, there were 17,649,000 shares of the registrant's common stock outstanding.


                         DOCUMENTS INCORPORATED BY REFERENCE

                                         NONE

                                       PART III



ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors are elected to serve for a one-year term and until their successors are elected and qualified. Pursuant to the Company's Bylaws, the number of directors is established by the Board from time to time, provided that the authorized number of directors may not be less than five nor more than nine. The Board has set the number of directors at five.


                                                DIRECTOR
               NAME                     AGE       SINCE

               C. Stephen Beal          50        1995
               Maarten D. Hemsley       48        1995
               Paul H. Hunn             63        1995
               Mark L. Plaumann         42        1996
               David R. A. Steadman     60        1995


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

MAARTEN D. HEMSLEY. Mr. Hemsley has been President of Bryanston Management Limited, a financial consulting and advisory firm, since January 1993. Since its founding in April 1991 until December 1995, Mr. Hemsley served in various executive capacities and as a director of Oakhurst Company, Inc., a holding company in the automotive after-market products business, most recently as Chairman and Chief Executive Officer. From January 1989 until December 1995, Mr. Hemsley served in various executive capacities and as a director of Steel City Products, Inc., a majority owned, publicly traded subsidiary of Oakhurst, most recently as Chief Financial Officer. From 1990 until March 1994, Mr. Hemsley was Chief Financial Officer and from January 1992 until March 1994, also President and a director of Integra -- A Hotel and Restaurant Company. Mr. Hemsley is a director of Industrial Acoustics Company, Inc., a New York based engineered products group specializing in noise control products and systems.

PAUL H. HUNN. Mr. Hunn was Chief Executive Officer of Reliance Bank in White Plains, New York from 1995 to 1996 and has been its Chairman since 1995. He retired as Managing Director of Manufacturers Hanover Trust in May 1991 after thirty-two years.

MARK L. PLAUMANN. Mr. Plaumann has been a financial consultant, primarily to Wexford Management LLC ("WEXFORD"), since March 1998. Prior to that he was a Senior Vice President of Wexford from January 1996 and a director and/or Vice President of the general partner of various public partnerships managed by Wexford from March 1995. From June 1996 to October 1996, he served as interim President of the Company. Mr. Plaumann joined the predecessor entities of Wexford in February 1995. Prior to joining Wexford, Mr. Plaumann was a Managing Director of Alvarez & Marsal, Inc., a crisis management consulting firm, from 1990 to 1995, and from 1985 to 1990 he was with American Healthcare Management, Inc., an owner and operator of hospitals, where he served in a variety of capacities, most recently as its President. Prior to that he was with Ernst & Young LLP in its auditing and consulting divisions for eleven years.

DAVID R. A. STEADMAN. Mr. Steadman has been President of Atlantic Management Associates, Inc., a management services firm, since 1988. From 1990 to 1994, Mr. Steadman served as President and Chief Executive Officer of Integra -- A Hotel and Restaurant Company and from 1987 to 1988 as Chairman and Chief Executive Officer of GCA Corporation, a manufacturer of automated semiconductor capital equipment. From 1980 to 1987, Mr. Steadman was a Vice President of Raytheon Company, a defense electronics manufacturer, and served in various management positions, most recently as President of its venture capital division. Mr. Steadman is a director of Elcotel, Inc., a manufacturer of high technology pay telephone components; Aavid Thermal Technologies, Inc., a manufacturer of thermal management products and a producer of computational fluid dynamics software; and Tech/Ops Sevcon, Inc., a manufacturer of electronic control systems for electric vehicles.

Messrs. Hemsley, Hunn and Steadman were designated by WES Acquisition Corp. ("WESAC"), which holds approximately 81% of the Company's common stock, $0.01 par value per share ("COMMON STOCK"), to be appointed to the Board to replace the directors who resigned pursuant to an understanding relating to WESAC's purchase of stock and debt of the Company from Pacific Diversified Capital Company in June 1995. Mr. Plaumann was appointed a director in connection with his election as President of the Company in June 1996, upon the request of WESAC. Mr. Beal was appointed pursuant to the terms of a letter agreement dated May 5, 1995 between Mr. Beal and WESAC. There are no family relationships between any director or executive officer and any other director or executive officer of the Company.


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

Based solely on a review of those reports and amendments thereto furnished to the Company during its most recent fiscal year or written representations by Insiders that no Forms 5 were required to be filed, the Company believes that during the fiscal year ended December 31, 1997, all Section 16(a) filing requirements applicable to the Company's Insiders were satisfied.



ITEM 11.  EXECUTIVE COMPENSATION.

This item contains information about the compensation, stock option grants and employment arrangements of the directors and certain executive officers of the Company as well as other information about the Company.


SUMMARY COMPENSATION TABLE

The following table sets forth all compensation for the fiscal years ended December 31, 1997, 1996 and 1995 allocated or paid on or before March 31, 1998 to the Company's Chief Executive Officer during 1997 and to the other most highly compensated executive officers of the Company whose compensation exceeded $100,000 in 1997 and who were serving at the end of 1997 for services rendered in all capacities to the Company and its subsidiaries.





                                                                                  LONG TERM
                                           ANNUAL COMPENSATION                   COMPENSATION
                               ---------------------------------------  ---------------------------
                                                               OTHER
                                                               ANNUAL    SECURITIES     ALL OTHER
                                                                COM-     UNDERLYING     COMPENSA-
 NAME AND PRINCIPAL                      SALARY      BONUS   PENSATION  OPTIONS/SARS      TION
 POSITION                       YEAR        ($)       ($)      ($) (1)       (#)           ($)
---------------------------------------------------------------------------------------------------
   C. STEPHEN BEAL               1997     190,824     -0-        -0-         -0-           347 (2)
      President and Chief        1996     212,497     -0-        -0-         -0-           307
      Executive Officer          1995     186,117     -0-      145,282     529,470         348


   BARRY J. SOUTHAM              1997     150,936     -0-        -0-         -0-         2,808 (2)
      Senior Vice President      1996     181,553     -0-        -0-       15,525        4,696
      Sales & Marketing          1995     154,248     -0-      39,813     200,000        4,995


   A. NOEL DEWINTER              1997     116,051     -0-        -0-         -0-           405 (2)
      Vice President and Chief   1996     101,276     -0-        -0-       59,500        1,132
      Financial Officer          1995     120,328     -0-        -0-         -0-         2,231

---------------



1. Excludes perquisites and other personal benefits if the aggregate amount of such items of compensation was less than the lesser of either $50,000 or 10% of the total annual salary and bonus of the named executive officer.

2.   This amount consists of premiums paid on excess life insurance.


OPTION/SAR GRANTS

During the fiscal year ended December 31, 1997, no stock options or SARs were granted to the executive officers named in the Summary Compensation Table, above.


AGGREGATED OPTION/SAR EXERCISES IN THE LAST FISCAL YEAR AND FISCAL YEAR-END OPTION/SAR VALUE TABLE

During 1997, there were no option exercises by any of the executive officers named in the Summary Compensation Table, above.

The following table sets forth certain information based on the fair market value per share ($0.375) of the Common Stock at December 31, 1997, the last day of the Company's 1997 fiscal year, with respect to stock options held at that date by each of the individuals named in the Summary Compensation Table, above. No SARs were held during 1997 and none are now held by any of such persons. The "Value of Unexercised In-The-Money Options" is the positive difference (if any) between the market value of the Common Stock subject to the options at December 31, 1997 and the exercise price.




                        NUMBER OF SECURITIES UNDERLYING
                         UNEXERCISED OPTIONS AT FISCAL     VALUE OF UNEXERCISED IN-THE-MONEY
                                    YEAR END                  OPTIONS AT FISCAL YEAR END
                        ---------------------------------------------------------------------
 NAME                      EXERCISABLE     UNEXERCISABLE      EXERCISABLE       UNEXERCISABLE
----------------------------------------------------------------------------------------------
 C. Stephen Beal            529,470             -0-               -0-                 -0-
 Barry J. Southam           115,525           100,000             -0-                 -0-
 A. Noel DeWinter            22,000            37,500             -0-                 -0-

EMPLOYMENT, SEVERANCE AND OTHER AGREEMENTS.

EMPLOYMENT AGREEMENTS. Effective as of May 5, 1995, Mr. Beal entered into an employment agreement with the Company substantially on the terms agreed to at the time WES Acquisition Corp. acquired an 81% stock interest in the Company and certain Company debt from Pacific Diversified Capital Company. See footnote (3) under "SECURITY OWNERSHIP OF PRINCIPAL STOCKHOLDERS AND MANAGEMENT" in Item 12, below. The initial term of the agreement expired on May 5, 1997, but the agreement continues in effect thereafter unless terminated by either party on sixty days' prior notice. The agreement provides (i) that Mr. Beal is to be elected President of the Company's Engineered Products Group at a salary of $16,700 per month; (ii) for payment by the Company of the final installment of his relocation payments in the amount of $124,596; and (iii) for conveyance to him of a Company membership in a local country club. Mr. Beal is entitled to participate in the Company's benefit programs made available to other executives generally and, in addition, to receive reimbursement on a tax grossed-up basis for premiums paid to maintain $2 million of life insurance coverage; reimbursement for country club membership; and reimbursement for monthly auto lease payments not to exceed $750 per month when his Company vehicle lease expires. The agreement provides that the Compensation Committee of the Board of Directors will establish an appropriate bonus plan for Mr. Beal, but as of April 30, 1997, no such plan had been established. In the event that Mr. Beal's employment is terminated without cause, whether during the initial term or thereafter, the Company is obliged to continue to pay him his salary for a period of eighteen months following such termination and, at the Company's expense, to continue to provide the benefits described above for the same period. If termination is for cause, only accrued salary and unused vacation is paid.

SEVERANCE AGREEMENTS. The Company has an agreement with each of Messrs. Southam and DeWinter that provides for the continued payment to each of them of his salary for a period of twelve months after his employment terminates (and in the case of Mr. DeWinter continuation of automobile allowance and health benefits) unless termination is for cause or by reason of his resignation.

INDEMNIFICATION AGREEMENTS. The Company has entered into indemnification agreements with each of the executive officers named in the Summary Compensation Table, above, that provide contractual indemnification rights similar in scope to the applicable sections of the Company's Bylaws. Each agreement applies retroactively as well as prospectively to any actions taken by the indemnified officer while serving as an officer and/or director of the Company. The indemnification agreements also provide that the Company will indemnify such persons to the fullest extent permitted by law, notwithstanding that the indemnification is not specifically authorized by the indemnification agreement, the Company's Certificate of Incorporation, the Company's Bylaws, or by statute.


COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

None of the members of the Compensation Committee during 1997 (Messrs. Steadman, Hemsley and Hunn) is or was an employee of the Company or any of its subsidiaries, and during 1997, no executive officer of the Company while serving as such also served as a director or member of a compensation committee of any entity with which any director of the Company had any relationship as a director or officer.

In April 1996, the Company retained Atlantic Management Associates, Inc., of which Mr. Steadman is President, to obtain Mr. Steadman's services as a management consultant for a fee of $8,000 per month. In connection with these consulting services, in June 1996, Mr. Steadman was granted an option under the Second Amended and Restated Stock Incentive Plan to purchase 50,000 shares of Common Stock at an option price of $0.49 per share. The option becomes exercisable in two equal installments, on the first and second anniversary of the grant date.

See Item 7. "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- LIQUIDITY AND CAPITAL RESOURCES" in Part II, above, for a description of loan transactions between the Company, WESAC and certain limited partnership funds managed by Wexford.

NOTWITHSTANDING ANYTHING TO THE CONTRARY SET FORTH IN ANY OF THE COMPANY'S FILINGS UNDER THE SECURITIES ACT OF 1933 OR THE SECURITIES EXCHANGE ACT OF 1934 THAT MIGHT INCORPORATE FUTURE FILINGS, INCLUDING THIS ANNUAL REPORT ON FORM 10-K IN WHOLE OR IN PART, THE FOLLOWING REPORT OF THE COMPENSATION COMMITTEE, AND THE PERFORMANCE GRAPH SHALL NOT BE DEEMED TO BE INCORPORATED BY REFERENCE INTO ANY SUCH FILINGS.


COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

This report has been prepared by the members of the Compensation Committee of the Board and addresses the Company's compensation policies with respect to the Chief Executive Officer and other executive officers of the Company for the 1997 fiscal year.


CHIEF EXECUTIVE OFFICER'S COMPENSATION

Mr. Beal's compensation in 1997 was determined according to an employment agreement between him and the Company dated as of May 5, 1995. See "EMPLOYMENT, SEVERANCE AND OTHER AGREEMENTS," above.


COMPENSATION OF OTHER EXECUTIVES

The executive compensation philosophy of the Company with respect to its executive officers is to provide a total compensation package in which base salary, bonus, incentives and benefits are structured and administered in a manner designed to align compensation with the Company's business strategy and performance, to be reasonable in comparison to competitive practice, and to motivate and reward executives on the basis of Company and individual performance. However, because of the Company's poor financial performance, the 10% cut in their pay that the executive officers of the Company agreed to in mid-1996 remained in effect until April 1997 at which time it was reduced to a 5% pay cut.


COMPONENTS OF COMPENSATION

The Company's executive compensation is, in general, composed of base salary, incentive compensation and stock option grants; however there was no incentive award program in effect and no stock option grants were made in 1997.

The base salaries of executive officers are reviewed periodically and are designed to be competitive within the industries in which the Company competes, subject however, to the Company's financial resources, which in 1997 were severely limited. In addition, the Committee considers a number of subjective criteria, including individual performance, levels of responsibility and prior experience. The Committee does not make individual base salary decisions according to specific criteria and does not ascribe specific weights to the factors it considers.

THE COMPENSATION COMMITTEE:   David R. A. Steadman
                              Maarten D. Hemsley
                              Paul H. Hunn



COMPENSATION OF DIRECTORS

Directors who are employees of the Company do not receive additional compensation for service as a member of the Board or of any of its committees. From January through September 1996, non-employee directors each received a retainer at the rate of $3,000 per quarter and a fee of $500 for each Board and committee meeting attended. No meeting fees were paid for telephone conference call meetings.

Each non-employee director on the date of his election to the Board was automatically granted a ten-year stock option to purchase 8,000 shares of Common Stock under the Second Amended and Restated Stock Incentive Plan at a per-share exercise price equal to the fair market value of a share of Common Stock on the grant date. The option was exercisable as to one-half of the shares from and after the grant date and as to an additional one-quarter of the shares on each of the next two anniversaries of the grant date.

In October 1996, directors reduced their fees to $2,000 per quarter and $500 for each day spent in attendance at Board and/or Committee meetings, to be partially offset by a stock option grant, which is expected to be made in connection with the consummation of the Company's 1998 rights offering. All directors, whether or not employees, are reimbursed for expenses incurred by them in attending Board and committee meetings.


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

                                   [GRAPH]

                                                                 Fiscal Year Ended December 31
                                                  1992       1993      1994      1995       1996     1997
Wahlco Environmental Systems, Inc.                100       $ 59.32   $ 27.12   $ 18.64   $  5.08   $  5.08
Peer Group (NYSE Stocks - SIC 4950-4959)          100       $ 74.12   $ 71.46   $ 81.42   $ 86.24   $ 85.67
           (US Companies - Sanitary Services)
Broad Market Index (S&P 500)                      100       $110.08   $111.54   $153.45   $188.69   $251.64




The returns are calculated assuming the value of the investment in the Company's stock and each index was $100 on December 31, 1992, and that all dividends were reinvested; however, the Company paid no dividends during the periods shown.
The graph lines merely connect the beginning and end of the measuring periods and do not reflect fluctuations within the periods. The historical stock performance shown on the graph is not intended to, and may not be indicative of, future stock performance.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL HOLDERS AND MANAGEMENT.

The following table contains certain information as of April 1, 1998, regarding the beneficial ownership of the Company's Common Stock (i) by each person known by the Company to own beneficially more than 5% of the outstanding Common Stock;
(ii) by each of the directors of the Company; (iii) by the executive officers named in the Summary Compensation Table, in Item 11, above; and (iv) by all directors and executive officers as a group. The numbers and percentages are based on 17,649,000 shares of Common Stock outstanding on April 1, 1998 and assume for each person or group listed, the exercise of all warrants and stock options held by such person or group that are exercisable within 60 days of April 1, 1998, in accordance with Rule 13d-3(d)(1) of the Securities Exchange Act of 1934, but not the exercise of such warrants or stock options owned by any other person. Except as otherwise noted, beneficial ownership includes both sole voting and dispositive powers with respect to the shares listed.


                                    NUMBER OF SHARES            PERCENT OF
 NAME                               BENEFICIALLY OWNED (1)         CLASS
 Wexford Management LLC (2)                 17,664,255 (3)         83.9%
 C. Stephen Beal                               529,470 (4)          2.9%
 Maarten D. Hemsley                              8,000 (5)           *
 Paul H. Hunn                                    8,000 (5)           *
 Mark L. Plaumann                               12,500 (6)           *
 David R. A. Steadman                           33,000 (7)           *
 Barry J. Southam                              115,525 (8)           *
 A. Noel DeWinter                               22,000 (9)           *
 All directors and executive
 officers as a group (7 persons)
                                       18,392,750 (10)(11)         84.4%

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

     The purchase by WESAC was funded through the sale of 94% of its shares to two private investment funds and the balance to Henry N. Huta, a former President of the Company, Mr. Beal and two of Mr. Hemsley's children. See footnote (11), below. Through investment management agreements with those two funds, Wexford has shared voting and dispositive power as to these shares.

     Of the 17,664,255 shares listed, 3,404,255 represent shares that are subject to purchase under currently exercisable warrants with an exercise price per share of $0.47 that are held by four limited partnerships managed by Wexford. These warrants were granted by the Company to these partnerships in partial consideration of their making a loan to the Company through WESAC. See

     Item 7. "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- LIQUIDITY AND CAPITAL RESOURCES" in Part II, above, for a description of these loan transactions.

4. These shares may be purchased under an employee stock option that is currently exercisable at an option price of $0.49 per share. Mr. Beal is also a minority shareholder in WESAC. See footnote (11), below.

5. These shares may be purchased under a stock option that is currently exercisable at an option price of $1.875 per share.

6. These shares are purchasable within 60 days of April 1, 1998 under an outstanding stock option at an option price of $0.49 per share.

7. These shares are purchasable within 60 days of April 1, 1998 under two outstanding stock options at per-share option prices of $0.49 (25,000 shares) and $1.875 (8,000 shares).

8. These shares are purchasable within 60 days of April 1, 1998 under two outstanding employee stock options at per-share option prices of $0.49 (15,525 shares) and $0.99 (100,000 shares).

9. These shares are purchasable within 60 days of April 1, 1998 under two outstanding stock options at an option price of $0.49 per share.

10. This number includes 3,404,255 shares that are purchasable at $0.47 per share under currently exercisable warrants held by the Wexford-managed limited partnerships referred to in footnote (3), above, and 728,495 shares purchasable within 60 days of April 1, 1998, under outstanding stock options at prices ranging from $0.49 to $1.875 per share.

11.  The ownership of WESAC is as follows:




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




ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Reference is made to "COMPENSATION OF DIRECTORS" and "COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION" in Item 11, above, and to Item 7. "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- LIQUIDITY AND CAPITAL RESOURCES" in Part II, above.

                       ---------------------------------------

                                      SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to the Company's report on Form 10-K for the fiscal year ended December 31, 1997 to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        WAHLCO ENVIRONMENTAL SYSTEMS, INC.

Date: April 21, 1998                    By:     /s/ C. Stephen Beal
                                            -----------------------------------
                                             C. Stephen Beal
                                             President & Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.




 SIGNATURES                                               TITLE                      DATE

   /s/ David R. A. Steadman*             Chairman of the Board of Directors      April 21, 1998
------------------------------
 David R. A. Steadman


   /s/ C. Stephen Beal                   President & Chief Executive Officer     April 21, 1998
------------------------------
 C. Stephen Beal



   /s/ A. Noel DeWinter                  Vice President & Chief Financial        April 21, 1998
------------------------------           Officer (principal accounting and
 A. Noel DeWinter                        financial officer)


   /s/Maarten D. Hemsley*                Director                                April 21, 1998
------------------------------
 Maarten D. Hemsley


   /s/ Paul H. Hunn*                     Director                                April 21, 1998
------------------------------
 Paul H. Hunn


   /s/ Mark L. Plaumann*                 Director                                April 21, 1998
------------------------------
 Mark L. Plaumann

*By:    /s/ Roger M. Barzun
    --------------------------
     Roger M. Barzun
     ATTORNEY-IN-FACT
