Form 10-Q
period 1998-03-31
WAHLCO ENVIRONMENTAL SYSTEMS INC
filed 1998-05-15
CIK 861184

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

               FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

                                     or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
          For the transition period from _________ to __________


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

The number of shares of common stock outstanding at May 1, 1998 was 17,649,000 shares.

                                                                    Page 1 of 16

                                                        Exhibit Index at Page 16


                                   1 of 16

PART I. Financial Information

ITEM I. Financial Statements

                     WAHLCO ENVIRONMENTAL SYSTEMS, INC.
              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   (in thousands, except per share data)
                                (Unaudited)


                                                           THREE MONTHS ENDED
                                                                MARCH 31,
                                                          1998            1997
                                                          ----            ----
        REVENUES:
            Product sales                              $  7,198       $  11,357
            Rental and service                            2,018           1,377
                                                       --------       ---------
                                                          9,216          12,734
                                                       --------       ---------

        COSTS AND EXPENSES:
            Cost of revenues:
               Product sales                              5,619           9,116
               Rental and service                         1,575             867
            Selling, general and administrative           3,001           2,977
                                                       --------       ---------
                                                         10,195          12,960
                                                       --------       ---------
        Operating loss                                     (979)           (226)
                                                       --------       ---------

        OTHER INCOME (EXPENSE):
            Interest and other income                        47              48
            Interest and other expense                     (567)           (426)
                                                       --------       ---------
                                                           (520)           (378)
                                                       --------       ---------
        Net loss                                       $ (1,499)      $    (604)
                                                       --------       ---------
        OTHER COMPREHENSIVE INCOME:
             Foreign currency translation
               adjustment                                    80              70
                                                       --------       ---------
        Comprehensive loss                               (1,419)           (534)
                                                       --------       ---------
                                                       --------       ---------

        Basic and diluted loss per common share        $  (0.08)      $   (0.03)
                                                       --------       ---------
                                                       --------       ---------

        Weighted average common shares outstanding       17,649          17,649
                                                       --------       ---------
                                                       --------       ---------


See notes to condensed consolidated financial statements.


                                   2 of 16

                     WAHLCO ENVIRONMENTAL SYSTEMS, INC.
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                               (IN THOUSANDS)



                                                         MARCH 31,    DECEMBER 31,
                                                           1998          1997
                                                           ----          ----
                                                      (UNAUDITED)
 ASSETS

 CURRENT ASSETS:
       Cash and cash equivalents                      $     614       $   1,645
       Restricted cash and cash equivalents                 993           1,219
       Accounts receivable                                9,508          10,322
       Costs and estimated earnings in excess of
          billings on uncompleted contracts               1,649           2,357
       Inventories                                        3,287           2,899
       Other current assets                               1,862           1,149
                                                      ---------       ---------
       TOTAL CURRENT ASSETS                              17,913          19,591

 Property, plant and equipment, net                       4,491           4,601
 Other assets                                               972             999
                                                      ---------       ---------
                                                      $  23,376       $  25,191
                                                      ---------       ---------
                                                      ---------       ---------

 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

 CURRENT LIABILITIES:
       Notes payable                                  $   3,391       $   2,978
       Accounts payable                                   5,136           6,801
       Accrued payroll and payroll related
          liabilities                                     1,329           1,591
       Billings in excess of costs and estimated
          earnings on uncompleted contracts                 580           1,068
       Current portion of long-term debt                    305             273
       Taxes payable                                        203             204
       Other accrued liabilities                          4,983           5,202
                                                      ---------       ---------
       TOTAL CURRENT LIABILITIES                         15,927          18,117

 Long-term debt                                          15,142          13,304
 Other liabilities                                        2,055           2,118

 Commitments and contingencies

 STOCKHOLDERS' EQUITY (DEFICIT):
       Common stock                                         176             176
       Capital in excess of par value                    90,874          90,855
       Accumulated deficit                              (98,602)        (97,103)
       Foreign currency translation adjustment
          (and accumulated other comprehensive
          income)                                        (2,196)         (2,276)
                                                      ---------       ---------



       TOTAL STOCKHOLDERS' EQUITY (DEFICIT)              (9,748)         (8,348)
                                                      ---------       ---------
                                                      $  23,376       $  25,191
                                                      ---------       ---------
                                                      ---------       ---------


          See notes to condensed consolidated financial statements.


                                   3 of 16

                     WAHLCO ENVIRONMENTAL SYSTEMS, INC.
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (IN THOUSANDS)
                                 (UNAUDITED)


                                                                  THREE MONTHS ENDED
                                                                       MARCH 31,
                                                                   1998         1997
                                                                   ----         ----
 CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                    $ (1,499)    $  (604)
    Adjustments to reconcile net loss to net cash
       used in operating activities:
       Depreciation and amortization                                 296         326
       Deferred income taxes                                           -           -
       Deferred compensation                                          21          48
       (Gain) loss on sale of fixed assets                            (4)         14
       Changes in operating assets and operating liabilities:
          Accounts receivable                                        910      (2,571)
          Costs and estimated earnings in excess of
             billings on uncompleted contracts                       735         604
          Inventories                                               (370)        414
          Other current assets                                      (702)       (229)
          Accounts payable and accrued liabilities                (2,364)       (240)
          Billings in excess of costs and estimated
             earnings on uncompleted contracts                      (500)        887
          Income taxes payable                                         -          (1)
                                                                 -------     -------
          NET CASH USED IN OPERATING ACTIVITIES                   (3,477)     (1,352)
                                                                 -------     -------

 CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property, plant and equipment                       (136)       (111)
    Proceeds from dispositions of property, plant and equipment        7          19
    Change in other assets                                             -         131
                                                                 -------     -------
          NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES       (129)         39
                                                                 -------     -------

 CASH FLOWS FROM FINANCING ACTIVITIES:
    Advances from WESAC and the Wexford 1996 Funds                 1,892         319
    Borrowings on notes payable                                      459         283
    Payments on notes payable                                        (47)        (11)
    Borrowings on long-term debt                                      29           -
    Payments on long-term debt                                       (58)        (56)
    Decrease/(Increase) in restricted cash                           226        (467)
                                                                 -------     -------
            NET CASH PROVIDED BY FINANCING ACTIVITIES              2,501          68
                                                                 -------     -------


 Effect of exchange rate changes on cash                              74         136
                                                                 -------     -------
 Net decrease in cash and cash equivalents                        (1,031)     (1,109)
 Cash and cash equivalents, beginning of period                    1,645       1,853
                                                                 -------     -------
 Cash and cash equivalents, end of period                       $    614     $   744
                                                                 -------     -------
                                                                 -------     -------
 SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Cash paid for interest                                      $    166     $    90
                                                                 -------     -------
                                                                 -------     -------


          See notes to condensed consolidated financial statements.


                                   4 of 16

WAHLCO ENVIRONMENTAL SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.   BASIS OF PRESENTATION

     In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments necessary for a fair presentation of the consolidated financial position of the Company as of March 31, 1998 and the consolidated results of its operations for the three month periods ended March 31, 1998 and 1997. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and footnote information normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Results of operations for the period ended March 31, 1998 are not necessarily indicative of results to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

     The Company is 81% owned by WES Acquisition Corp. ("WESAC"), an affiliate of Wexford Management LLC.

     Certain prior year amounts have been reclassified to conform to the March 31, 1998 presentation. These changes had no impact on previously reported results of operations or stockholders' equity.

2.   INCOME TAXES

     The Company prepares a consolidated Federal income tax return. The Company files separate state and foreign income tax returns. The Company accounts for income taxes under the method prescribed by Statement of Financial Accounting Standards (SFAS) No. 109.

3.   INVENTORIES

     Inventories consist of the following (in thousands):


                                   5 of 16


                                                 March 31,          December 31,
                                                   1998                 1997
                                                 ---------          ------------
                                                (Unaudited)

      Raw materials                              $  1,327              $ 1,189
      Work in process                               1,696                1,441
      Finished goods                                  264                  269
                                                   ------               ------
                                                 $  3,287              $ 2,899
                                                   ------               ------
                                                   ------               ------


4.   CAPITAL RESTRUCTURING PLAN

On September 18, 1997, the Company announced plans to make a rights offering to its public stockholders. A total of 27,112,000 rights were offered to the holders of the 3,389,000 common shares publicly traded to purchase shares of the Company's common stock before giving effect to a 1 for 10 reverse stock split described below. Each right entitled the holder to purchase one share of the Company's common stock at $0.10 per share. The Company filed a registration statement relating to the rights offering on February 3, 1998, which became effective on Februrary 26, 1998, and the rights offering received stockholder approval on March 2, 1998.

The rights offering expired on May 6, 1998. Approximately 75% of the 27,112,000 rights were exercised by public stockholders, raising approximately $2.0 million. The remaining $700 thousand was provided by Wexford Capital Partners II, L. P., a Delaware limited partnership, and Wexford Overseas Partners I, L. P., a Delaware limited partnership (the "Wexford 1995 Funds"), both of which are affiliates of Wexford Management LLC ("Wexford"), which had agreed to serve as stand-by underwriters and to purchase all shares not subscribed for at the subscription price.

The Company will receive net proceeds from the rights offering estimated at approximately $2.0 million, after deduction of cash expenses which are estimated at approximately $700 thousand. The Company plans to utilize $1.7 million of these net proceeds to pay off the Silicon Valley Bank facility (See Note 5).

The Company's rights offering is part of a plan of financial restructuring. At April 30, 1998, the Company owed WESAC approximately $11.7 million for loans made by WESAC at various times to the Company in 1995 and 1996. Subsequent to the rights offering, on or about May 15, 1998, the Company intends to effect a one-for-ten reverse stock split. At the completion of the rights offering and the reverse stock split, the WESAC debt will be converted into common stock of the Company at the rate of $1.00 of converted debt for each share of post-split common stock. After giving effect to the rights offering, the reverse stock split and the WESAC debt conversion, there will be approximately 16,261,000 shares of common stock of the Company issued and outstanding.

                                   6 of 16

In connection with the restructuring plan, the Wexford 1995 Funds and the Wexford 1996 Funds (as defined below, and the Wexford 1995 Funds together with the Wexford 1996 Funds, the "Wexford Funds") agreed, pursuant to an Amended and Restated Credit Agreement dated as of January 30, 1998 (the "1998 Credit Agreement") to make available to the Company a line of credit of up to $3.0 million (the "Tranche A Line") until the closing of the rights offering. As used herein, the term "Wexford 1996 Funds" means: Wexford Special Situations 1996, L. P., a Delaware limited partnership, Wexford Special Situations 1996 Institutional, L. P., a Delaware limited partnership, Wexford Special Situations 1996 Limited, a Cayman Islands exempted company, and Wexford-Euris Special Situations 1996, L. P., a Delaware limited partnership.

The Company borrowed $1.5 million under the Tranche A Line prior to the closing of the rights offering. Those borrowings will have a maturity date of December 31, 2000. The Company does not plan to repay Tranche A advances from the net proceeds of the rights offering.

On or about May 15, 1998, the Wexford Funds under the 1998 Credit Agreement will make available to the Company an additional line of credit of up to $2.5 million (the "Tranche B Line"), which will expire December 31, 2000. All loans pursuant to the 1998 Credit Agreement will bear interest at the rate of 13% per annum and will be secured by a first priority perfected lien on the assets of the Company. If and to the extent that the Company borrows under the Chase Facility, described below, on or after January 30, 1998, the Company's availability under the Tranche A Line, through the closing date of the rights offering, or the Tranche B Line, from and after the closing of the rights offering, will be reduced dollar for dollar by the amount of such borrowings.

In February 1997, the Wexford 1995 Funds established and guaranteed a credit facility (the "Chase Facility") at the Chase Manhattan Bank to provide short-term financing for companies in which the Wexford 1995 Funds have invested, including the Company.

The Chase Facility had a funding capacity of approximately $5.5 million at December 31, 1997 and March 31, 1998, and the Company's total cash borrowings under the Chase Facility totaled $2.65 million at December 31, 1997 and March 31, 1998. Under the Chase Facility, the Company may also request that Chase issue letters of credit for the benefit of the Company, which Chase may issue in its sole discretion. At March 31, 1998, Chase had issued Letters of Credit under the Chase Facility that total approximately $2.8 million. Letters of Credit issued under the Chase Facility do not reduce availability under the Tranche A Line or the Tranche B Line. Before making each loan or issuing each letter of credit, Chase advises the Company of the terms applicable to such loan or letter of credit. The current Chase borrowings are reported as Notes payable and bear interest at an average annual rate of 9.5%.

The Company plans to use the Chase Facility for Letters of Credit and off-shore bank guarantees, as well as loans to the extent the terms offered are advantageous to the Company.


                                   7 of 16

Because the proceeds of the rights offering will be utilized to pay down a $1.7 million secured loan from Silicon Valley Bank (see Note 5), and WESAC will convert approximately $11.7 million of secured debt into equity, the Company will then have approximately $6.0 million of total debt, and stockholders' equity will total approximately $4.0 million. The total debt will consist of $1.5 million outstanding under the Tranche A Line, $2.65 million borrowed under the Chase facility, $0.5 million of short-term borrowings in the U.K., $0.5 million for a short-term loan, and certain equipment leases.

The Company believes that the 1998 Credit Agreement and the net cash available from the rights offering will be adequate to fund the Company's operations during 1998. Although borrowings will be made pursuant to the 1998 Credit Agreement or the Chase Facility, which are either collateralized or funded by the Wexford Funds, there can be no assurance that (i) loans will be available under the 1998 Credit Agreement or the Chase Facility, or if made, will not be called for repayment, or (ii) such sources of liquidity will be sufficient to meet the Company's needs. Significant changes in the Company's anticipated level of business and other events could substantially increase the Company's cash requirements above those now anticipated. Therefore, the Company is continuing to seek additional sources of financing, as well as exploring unrelated sources of new equity capital, although there can be no assurance that the Company will be successful in doing so or that any such financing or equity capital would be available on acceptable terms.

The Company has been out of compliance with certain of the New York Stock Exchange (NYSE) listing standards for some time. In connection with the restructuring plan, the Company will issue additional shares of common stock which the NYSE has indicated it will accept for listing. While the Company intends to address the compliance issues, there is no assurance that the restructuring plan will lead the Company to ultimately complying with the NYSE listing criteria.

5.   LONG-TERM DEBT

In October 1995, the Company entered into a loan and security agreement with Silicon Valley Bank ("SVB") under which SVB provided the Company with a $4.0 million working capital loan through September 1996. Working capital draws by the Company under this facility were guaranteed by WESAC, up to the limit of the line.

In May 1996, the Company revised the terms of the credit line with SVB. Under the renegotiated terms, SVB agreed to provide a $3.0 million line of credit, without covenants, to the Company through October 25, 1996. WESAC agreed to collateralize its guarantee of the Company's outstanding loan balance of $1.9 million with cash, and to similarly collateralize any additional principal and interest borrowings up to a maximum of $3.0 million. As consideration for posting the collateral, the Company agreed to pay WESAC a fee in the form of a note for $150 thousand payable in two years at 15% interest.

In October 1996, the SVB agreement was further modified, so that (i) the maturity date was extended to May 1998, and (ii) the interest rate on funds borrowed by the Company was

                                   8 of 16
reduced from approximately 11% to about 5.5%, since WESAC had deposited with SVB cash collateral equivalent to the funds borrowed. As part of the loan and security agreement in October 1995 and the renegotiation in October 1996, the Company issued warrants to SVB to purchase 175,000 shares of the Company's Common Stock at $2.29 per share. The warrants expire on October 26, 2000.

In December 1997, SVB agreed to extend the stated maturity of the SVB Loan to December 31, 2000. Outstanding borrowings under the SVB Loan at March 31, 1997, totaled $1.8 million, including $1.7 million of cash borrowings and $109 thousand of cash collateral for letters of credit.

In August 1996, WESAC agreed to lend the Company up to $1.6 million. The loan bears interest at an annual rate of 13%, and is secured by substantially all of the assets of the Company. Interest and a commitment fee of $32 thousand payable to WESAC are compounded. The Company had drawn $1.5 million against this loan as of December 31, 1997. As of March 31, 1998, the Company owed to WESAC approximately $11.6 million including interest for loans made by WESAC at various times in 1995 and 1996. On March 13, 1998, the maturity of all of the loans with WESAC was extended to December 31, 1999. See Note 4 for the effects on the Company's credit facilities of its recent restructuring plan.

           Long-term debt consists of the following (in thousands):


                                                                  March 31,       December 31,
                                                                    1998              1997
                                                                  ---------       ------------
                                                                 (unaudited)
      7.9525% note payable, due in monthly
         installments of $19 to Sanwa Business Credit Corp.
        (principal and interest) through June 2000, secured
         by related lease payments.                              $    467         $    516

      Secured term loan from WESAC, bearing interest at
         13.0% and due December, 1999.                              6,771            6,559

      Secured term loan from WESAC, bearing interest at
         13.0% and due December, 1999.                              2,783            2,696

      Secured loan from Silicon Valley Bank, bearing interest
         at 5.5% and due December 1999.                             1,700            1,700

      Secured term loan from WESAC, bearing interest at
         13.0% and due December, 1999.                              1,859            1,801

      Secured term loan Tranche 'A' from WESAC,
         bearing interest at 13.0% and due December 2000            1,500               -

      Other credit agreements                                         367              305
                                                                 --------         --------



                                   9 of 16



                                                                   15,447           13,577
      Less current portion                                           (305)            (273)
                                                                 --------         --------
                                                                 $ 15,142         $ 13,304
                                                                 --------         --------
                                                                 --------         --------


     The fair value of each of the long-term debt instruments discussed above, as well as the notes payable discussed in this Note 5, approximate the carrying amounts based on current market interest rates for similar instruments.

     Under agreements reached between the Company and WESAC on April 12, 1996 and March 12, 1997, interest due and payable to WESAC is compounded. These agreements commenced with interest due and payable for the fourth quarter of 1995 and extend through the maturity date. The above secured loan balances with WESAC include compounded interest of $2.6 million and $3.0 million as of December 1997 and March 1998, respectively, under these agreements.

6.   COMMITMENTS AND CONTINGENCIES

     As security for performance and advances on long-term contracts, at March 31, 1998, the Company is contingently liable for approximately $4.2 million under standby letters of credit and bank guarantees.

     The Company is a defendant in a lawsuit entitled Ernest W. Krause III vs. Duke Energy Corporation, Wahlco, Inc. and DIVERSCO, Inc. d/b/a Spartan Security in the General Court of Justice, Superior Court Division, North Carolina, Guilford County. The suit is a complaint for alleged negligence resulting in wrongful death. The Company's insurance carrier is undertaking the Company's defense.

7.   EARNINGS PER SHARE

     In February 1997, the Financial Accounting Standards Board issued SFAS
     No. 128, "Earnings Per Share," which was adopted by the Company on December 31, 1997. SFAS 128 superceded APB Opinion No. 15, which had governed the calculation and presentation of earnings per share for many years. Under SFAS 128 the Company is required to change the method used to compute earnings per share and to restate all prior periods presented.

     Under the new requirements, primary earnings per share will be replaced with basic earnings per share. Basic earnings per share excludes the dilutive effect of common stock equivalents, including stock options. The computation of fully diluted earnings per share, where appropriate, is still required, but fully diluted earnings per share is called "diluted earnings per share" under SFAS 128. Since the calculation of diluted earnings per share under SFAS 128, for entities with losses from continuing operations, will always result in anti-dilutive per share amounts, the provisions of SFAS 128 relative to the calculation of diluted earnings per share have no impact at the present time.

8.   COMPREHENSIVE INCOME

     Effective for fiscal periods beginning after December 15, 1997, SFAS No. 130 "Reporting Comprehensive Income" requires that comprehensive income and its components be reported. Comprehensive income is a broad concept of an enterprise's financial performance, in that it includes all changes in equity during a period from transactions and events from non-owner sources. The Company has initially adopted SFAS No. 130 effective January 1, 1998. Adoption of SFAS No. 130 required a reclassification of comparative financial statements provided for earlier periods.

9.   SEGMENT REPORTING

     SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information" is effective for fiscal years for periods beginning after December 15, 1997. SFAS No. 131 requires the disclosure of extensive information about an enterprise's operating segments. The Company will adopt SFAS No. 131 for the fiscal year ended December 31, 1998 and anticipates that such adoption will not materially impact the Company's financial statements.



                                  10 of 16

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

The following information should be read in conjunction with the consolidated financial statements and the notes thereto included in this Quarterly Report, and with the audited Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Form 10-K for the year ended December 31, 1997.

THE COMPANY

The Company operates through several subsidiaries which focus on specific products and/or geographical regions. These entities are coordinated through a common corporate management. The entities include: Wahlco Engineered Products, Inc. ("WEP, Inc."), which designs, manufactures and markets diverters, dampers and expansion joints; Wahlco Engineered Products, Ltd. ("WEP Ltd."), which designs, manufactures and sells dampers and diverters; Pentney Engineering Ltd., which provides pipework and general fabrication, mechanical plant installation and hydraulic equipment manufacturing; Teddington Bellows Ltd., which designs and manufactures metallic expansion joints; Wahlco, Inc., which designs, manufactures and services equipment to control air pollution, as well as heaters and thermocouples; and Treste Plant Hire Ltd., which rents equipment to the mechanical construction industry.

The Company is 81% owned by WES Acquisition Corp. ("WESAC"), an affiliate of Wexford Management LLC.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1998 VS. THREE MONTHS ENDED MARCH 31, 1997

REVENUES - Revenues of $9.2 million for the first quarter were $3.5 million, or 28%, below revenues of $12.7 million in the first quarter of 1997. Revenues at WEP, Inc. in Maine,


                                  11 of 16
primarily from the sale of dampers and diverters, totaled $2.5 million in the first quarter of 1998, down $3.1 million from revenues of $5.6 million reported in the first quarter of 1997. Revenues reported in the first quarter of 1997 at WEP Inc., resulted from a record backlog of $10.5 million at December 31, 1996, whereas the lower revenues in the first quarter of 1998 reflected a more normal backlog of $4.5 million at December 31, 1997. Damper and diverter revenues at WEP Ltd. were $0.7 million below revenues reported in the comparable quarter of 1997, also due to a decrease in backlog from December 1996 to December 1997. Damper and diverter revenues in 1998 at WEP Inc. and WEP Ltd. were negatively impacted by weakness in Southeast Asian markets.

Revenues from the sale, rental and service of FGC systems and related equipment totaled $2.1 million in the first quarter of 1998, down $0.3 million compared to the first quarter of 1997. Demand for clean air products continues to be weak, which the Company believes is a result of on-going deregulation in the domestic electric utility industry.

COST OF REVENUES - Cost of revenues totaled $7.2 million for the quarter just ended compared to $10.0 million for the first quarter of 1997, in each case, 78% of revenues. Cost of revenues decreased in the first quarter of 1998, compared to the first quarter of 1997, in line with the reduction in revenues.

SELLING, GENERAL AND ADMINISTRATIVE (SG&A) - First quarter SG&A expense of $3.0 million was unchanged compared to the first quarter of 1997. The Company incurred approximately $150 thousand in SG&A expense in the quarter just ended related to the start-up of a new operation at Pentney Ltd in the United Kingdom. Absent these start-up expenses, first quarter SG&A expense would have totaled $2.9 million.

INCOME TAXES - Due to the absence of deferred tax liabilities, the Company did not book a tax benefit against domestic losses in the first quarter of 1998 and 1997.

NET LOSS - The 1998 first quarter net loss of $1.5 million compares to a net loss of $604 thousand for the first quarter of 1997. The higher loss was the result of the above mentioned factors.

BACKLOG

Backlog, defined as work for which the Company has entered into a signed agreement or has received a requisition or purchase order, totaled $12.3 million at March 31, 1998, compared to $26.0 million at March 31, 1997 and $12.4 million at December 31, 1997. Approximately $2.6 million of the backlog at March 31, 1998 is scheduled for delivery after December 31, 1998.

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


                                  12 of 16

LIQUIDITY AND CAPITAL RESOURCES

The Company had a positive working capital position of $2.0 million at March 31, 1998, compared to working capital of $1.5 million at December 31, 1997.

The Company has incurred recurring operating losses, and has been dependent on advances from its parent to fund its cash flow requirements. As a result, the reports of the Company's independent auditors in the 1997 Annual Report on Form 10-K expressed doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classifications of assets, or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

The Company believes that net proceeds from the rights offering and the 1998 Credit Agreement will be adequate to fund the Company's operations during 1998. However, significant changes in the Company's anticipated level of business and other events could substantially increase the Company's cash requirements above those now anticipated, and thereby could constrain the Company's results of operations and financial condition. Therefore, the Company is continuing to seek additional sources of financing and to evaluate various strategies, including seeking new equity capital to meet its working capital requirements. There can be no assurance, however, that the Company will be successful in these efforts.

                                  13 of 16

                             PART II:  OTHER INFORMATION

ITEM  4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On March 2, 1998, the Company held a Special Meeting of Stockholders. The matters considered at the meeting, both of which were approved by stockholders consisted of the following:

1.   Approval of the Company's 1996 Stock Option Plan:

     VOTED FOR        VOTED AGAINST        ABSTAINED         BROKER NON-VOTES

    15,140,983           273,172             49,765                -0-


3. Approval of Certain Matters Relating to the Company's Restructuring Plan, including the following, were voted as a single item as provided in the Company's Proxy statement mailed to stockholders in connection with the meeting:

     (a) An amendment to Article IV of the Certificate of Incorporation in connection with the Company's proposed rights offering to increase the number of shares the Company is authorized to issue to 60 million shares in the aggregate, 58 million shares of common stock and 2 million shares of preferred stock.

     (b) The issuance by the Company of additional shares of common stock needed to effect the rights offering.

     (c) A 1 for 10 reverse stock split after the completion of the rights offering.

     (d) A further amendment to Article IV of the Certificate of Incorporation to decrease the number of shares the Company is authorized to issue upon the completion of the reverse stock split to 28 million shares of common stock.


     VOTED FOR        VOTED AGAINST        ABSTAINED         BROKER NON-VOTES

    15,307,230           115,845             40,845                -0-


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits: Financial Data Schedule (EDGAR filing only)

     (b) Reports on Form 8-K: No reports on Form 8-K have been filed during the quarter for which this report is filed.


                                  14 of 16

                                      SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             Wahlco Environmental Systems, Inc.
                                             (Registrant)



Date: May 15, 1998                           /s/ C. Stephen Beal
                                             ----------------------------------
                                             C. Stephen Beal
                                             President and Chief Executive
                                             Officer

Date: May 15, 1998                           /s/ A. Noel DeWinter
                                             ----------------------------------
                                             A. Noel DeWinter
                                             Vice President, Chief Financial
                                             Officer


                                  15 of 16

                                EXHIBIT INDEX



Exhibit
Number                           Description                          Page
------                           -----------                          ----

27.            Financial Data Schedule (EDGAR filing only)              16



                                  16 of 16