Form 10-Q
period 1998-06-30
WAHLCO ENVIRONMENTAL SYSTEMS INC
filed 1998-08-14
CIK 861184

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q


   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.


                      FOR THE QUARTER ENDED JUNE 30, 1998

                                       OR

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

             For the transition period from     -     to     -
                                             -------      -------

                         COMMISSION FILE NUMBER 1-10478


                       WAHLCO ENVIRONMENTAL SYSTEMS, INC.
             (Exact name of registrant as specified in its charter)


             DELAWARE                                       33-0391175
(State or other jurisdiction of                      (I.R.S. Identification No.)
 incorporation or organization)

  3600 WEST SEGERSTROM AVENUE
      SANTA ANA, CALIFORNIA                                   92704
(Address of principal executive offices)                    (Zip Code)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (714) 979-7300

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes /x/   No
                                      -----     -----

At August 1, 1998, there were 16,323,074 shares of the registrant's common stock outstanding.

                                                        Exhibit Index at Page 17

                            PART I. Financial Information

ITEM 1. Financial Statements

                       WAHLCO ENVIRONMENTAL SYSTEMS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                               THREE MONTHS ENDED          SIX MONTHS ENDED
                                                    JUNE 30,                   JUNE 30,
                                               1998         1997           1998         1997
                                               ----         ----           ----         ----
REVENUES:
    Product sales                            $ 7,626      $12,451        $14,824      $23,808
    Rental, service and other                  2,698        1,611          4,716        2,988
                                             -------      -------        -------      -------
                                              10,324       14,062         19,540       26,796
COSTS AND EXPENSES:
    Cost of revenues:
       Product sales                           4,978        9,947         10,597       19,063
       Rental, service and other               2,632        1,048          4,207        1,915
    Selling, general and administrative        3,129        2,992          6,130        5,969
                                             -------      -------        -------      -------
                                              10,739       13,987         20,934       26,947
                                             -------      -------        -------      -------
Operating profit/(loss)                         (415)          75         (1,394)        (151)

OTHER INCOME (EXPENSE):
    Interest income                               19           16             39           48
    Interest expense                            (361)        (485)          (927)        (895)
    Other income (expense)                       (33)           4             (7)           4
                                             -------      -------        -------      -------
                                                (375)        (465)          (895)        (843)
                                             -------      -------        -------      -------
Net Loss                                     $  (790)     $  (390)       $(2,289)     $  (994)
                                             -------      -------        -------      -------
OTHER COMPREHENSIVE INCOME:
   Foreign currency translation adjustment        34           30            114          100
                                             -------      -------        -------      -------

Comprehensive loss                              (756)        (360)        (2,175)        (894)
                                             -------      -------        -------      -------
Basic and diluted loss per common share      $ (0.09)     $ (0.22)       $ (0.42)     $ (0.56)
                                             -------      -------        -------      -------
                                             -------      -------        -------      -------
Weighted average common shares outstanding     9,124        1,765          5,465        1,765
                                             -------      -------        -------      -------
                                             -------      -------        -------      -------

See notes to condensed consolidated financial statements.


                                   2 of 17

                        WAHLCO ENVIRONMENTAL SYSTEMS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                        JUNE 30,     DECEMBER 31,
                                                        --------     ------------
                                                          1998          1997
                                                          ----          ----
ASSETS                                                 (UNAUDITED)
CURRENT ASSETS:
   Cash and cash equivalents                           $    366       $  1,645
   Restricted cash and cash equivalents                     889          1,219
   Accounts receivable                                    9,689         10,322
   Costs and estimated earnings in excess of
      billings on uncompleted contracts                   2,415          2,357
   Inventories                                            3,328          2,899
   Other current assets                                   1,458          1,149
                                                       ---------      ---------
   TOTAL CURRENT ASSETS                                  18,145         19,591

Property, plant and equipment, net                        4,290          4,601
Other assets                                              1,054            999
                                                       ---------      ---------
                                                       $ 23,489       $ 25,191
                                                       ---------      ---------
                                                       ---------      ---------
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
   Notes payable                                       $  3,272       $  2,978
   Accounts payable                                       5,233          6,801
   Accrued payroll and payroll related liabilities        1,243          1,591
   Billings in excess of costs and estimated
      earnings on uncompleted contracts                     601          1,068
   Current portion of long-term debt                        282            273
   Taxes payable                                            203            204
   Other accrued liabilities                              4,907          5,202
                                                       ---------      ---------
   TOTAL CURRENT LIABILITIES                             15,741         18,117

Long-term debt                                            2,282         13,304
Other liabilities                                         1,962          2,118

Commitments and contingencies

STOCKHOLDERS' EQUITY (DEFICIT):
   Common stock                                             163            176
   Capital in excess of par value                       104,895         90,855
   Accumulated deficit                                  (99,392)       (97,103)
   Foreign currency translation adjustment
     (and accumulated other comprehensive income)        (2,162)        (2,276)
                                                       ---------      ---------
   TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                   3,504         (8,348)
                                                       ---------      ---------
                                                       $ 23,489       $ 25,191
                                                       ---------      ---------
                                                       ---------      ---------


             See notes to condensed consolidated financial statements.


                                   3 of 17

                       WAHLCO ENVIRONMENTAL SYSTEMS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (IN THOUSANDS)
                                 (UNAUDITED)

                                                                     SIX MONTHS ENDED
                                                                          JUNE 30,
                                                                     1998          1997
                                                                  --------      --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                       $ (2,289)     $   (994)
   Adjustments to reconcile net loss to net cash
      used in operating activities:
      Depreciation and amortization                                    614           641
      Deferred compensation                                             71            78
      (Gain) loss on sale of fixed assets                               (9)           28
      Changes in operating assets and operating liabilities:
         Accounts receivable                                           708          (249)
         Costs and estimated earnings in excess of
            billings on uncompleted contracts                          (36)         (928)
         Inventories                                                  (414)          317
         Other current assets                                         (301)          395
         Accounts payable and accrued liabilities                   (2,486)          (54)
         Billings in excess of costs and estimated  earnings
            on uncompleted contracts                                  (476)         (496)
         Income taxes payable                                           (1)           (9)
                                                                  --------      --------
         NET CASH USED IN OPERATING ACTIVITIES                      (4,619)       (1,271)
                                                                  --------      --------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property, plant and equipment                          (224)         (247)
   Proceeds from dispositions of property, plant
      and equipment                                                     10            26
   Change in other assets                                             (115)           39
                                                                  --------      --------
         NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES          (329)         (182)
                                                                  --------      --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Advances from WESAC and the Wexford 1996 Funds                       585           652
  Net proceeds from rights offering                                  2,196             -
  Borrowings on notes payable                                          327           283
  Payments on notes payable                                            (33)         (429)
  Borrowings on long-term debt                                           -            55
  Payments on long-term debt                                        (1,837)         (102)
  Borrowing from Wexford funds                                       2,030             -
  Decrease (increase) in restricted cash                               330          (159)
                                                                  --------      --------
         NET CASH PROVIDED BY FINANCING ACTIVITIES                   3,598           300
                                                                  --------      --------
Effect of exchange rate changes on cash                                 71           140
                                                                  --------      --------
Net decrease in cash and cash equivalents                           (1,279)       (1,013)

Cash and cash equivalents, beginning of period                       1,645         1,853
                                                                  --------      --------
Cash and cash equivalents, end of period                          $    366      $    840
                                                                  --------      --------
                                                                  --------      --------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid for interest                                         $    297      $    186
                                                                  --------      --------
                                                                  --------      --------

See notes to condensed consolidated financial statements.


                                    4 of 17

WAHLCO ENVIRONMENTAL SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.   BASIS OF PRESENTATION

     In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments necessary for a fair presentation of the consolidated financial position of the Company as of June 30, 1998 and the consolidated results of its operations for the six month periods ended June 30, 1998 and 1997. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and footnote information normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Results of operations for the period ended June 30, 1998 are not necessarily indicative of results to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

     The Company is 81% owned by Wexford Management LLC, a Connecticut limited liability company.

     Certain prior year amounts have been reclassified to conform to the June 30, 1998 presentation. These changes had no impact on previously reported results of operations or stockholders' equity.

2.   INCOME TAXES

     The Company prepares a consolidated Federal income tax return. The Company files separate state and foreign income tax returns. The Company accounts for income taxes under the method prescribed by Statement of Financial Accounting Standards (SFAS) No. 109.


                                    5 of 17

3.   INVENTORIES

     Inventories consist of the following (in thousands):

                                                   June 30,        December 31,
                                                     1998               1997
                                                   --------        -------------
                                                  (Unaudited)
      Raw materials                                $  1,639           $ 1,189
      Work in process                                 1,651             1,441
      Finished goods                                     38               269
                                                   --------           --------
                                                   $  3,328           $ 2,899
                                                   --------           --------
                                                   --------           --------

4.   CAPITAL RESTRUCTURING PLAN

On May 15, 1998, the Company completed the financial restructuring plan (the "Restructuring Plan") described in the Company's Prospectus dated February 4, 1998 and the Prospectus Supplement dated March 24, 1998. The plan included a rights offering, a one-for-ten reverse stock split, and the conversion to equity of approximately $11.8 million of debt owed by the Company to WESAC.

In the rights offering, stockholders of record on March 3, 1998 were issued rights to purchase shares of the Company's common stock at $0.10 per share. Each stockholder received eight rights per share of stock held, totaling 27,112,000 rights. Public stockholders exercised 20,773,310 rights, raising approximately $2.1 million. The remaining 6,338,690 rights were exercised for approximately $634 thousand by Wexford Capital Partners II, L. P., a Delaware limited partnership, and Wexford Overseas Partners I, L. P., a Delaware limited partnership (the "Wexford 1995 Funds"), both of which are affiliates of Wexford Management LLC ("Wexford"), which had agreed to serve as stand-by underwriters.

The rights offering raised $2.7 million, of which $500 thousand was used to pay expenses associated with the offering and $1.7 million was used to pay off the Silicon Valley Bank facility (see Note 6.).

At the close of the rights offering on May 15, 1998, the Company effected a one-for-ten reverse stock split.

At May 15, 1998, the Company owed WESAC approximately $11.8 million for loans made during 1995 and 1996. As part of the Restructuring Plan, and after the reverse stock split, the $11.8 million of debt was converted into approximately
11.8 million shares of the Company's common stock at the rate of one share of post-split common stock for each $1.00 of converted debt.

The value of $1.00 assigned to each share of common stock in the conversion of debt was essentially equivalent to the market value of the stock at the time of the conversion. Consequently, there was no gain or loss on the conversion.

                                    6 of 17

At the completion of the Restructuring Plan, there were 16,323,074 shares issued and outstanding. Wexford managed funds held 13,306,875 shares, or 81.5%. The public stockholders held 3,016,199 shares, or 18.5%.

5.   LIQUIDITY AND LINES OF CREDIT

As part of the Restructuring Plan, Wexford, as agent for the Wexford 1995 Funds and the Wexford 1996 Funds (the "two funds"), agreed, pursuant to an Amended and Restated Credit Agreement dated January 30, 1998 (the "1998 Credit Agreement"), to make available to the Company, until the closing of the rights offering, a line of credit of up to $3.0 million (the "Tranche A Line"). The Company borrowed $1.5 million under the Tranche A Line which terminated on the closing of the rights offering. Those borrowings have a maturity date of December 31, 2000.

At the closing of the rights offering on May 15, 1998, the two funds, under the 1998 Credit Agreement, made available to the Company a new line of credit of up to $2.5 million (the "Tranche B Line"), which will also expire December 31, 2000. The Company borrowed $450 thousand under the Tranche "B" Line in May, 1998, leaving approximately $2.0 million of borrowing availability under the Tranche "B" Line on June 30, 1998.

All loans pursuant to the 1998 Credit Agreement bear interest at the rate of 13% per annum and are secured by a first priority lien on all the assets of the Company. Under terms of the 1998 Credit Agreement, interest on Tranche A and Tranche B loans is due and payable semi-annually in arrears.

On June 30, 1998, the Company owed $80 thousand of interest on Tranche A and Tranche B loans which was due and payable. Per a letter agreement dated August 11, 1998, the payment of this interest as scheduled was waived and the amount was added to the principal balance of the Tranche B loan as of that date (see Note 6).

In February 1997, the Wexford 1995 Funds established, guaranteed and collateralized a credit facility (the "Chase Facility") at the Chase Manhattan Bank to provide short-term financing for companies in which the Wexford 1995 Funds have invested, including the Company. Under the Chase Facility, the Company may also request that Chase issue letters of credit for the benefit of the Company, which Chase may elect to issue in its sole discretion.

On June 30, 1998, the Chase Facility had a funding capacity of approximately $3.4 million and the Company's total cash borrowings under the Chase Facility
totaled $2.65 million.   Also at June 30, 1998, Chase had issued Letters of
Credit for the benefit of the Company totaling approximately $760 thousand, fully utilizing the Chase facility. Before making each loan or issuing each letter of credit, Chase advises the Company of the terms applicable to such loan or letter of credit. The current Chase borrowings are reported as notes payable and bear interest at an average annual rate of 9.5%.

If, and to the extent, that the Company borrows additional amounts under an expanded, guaranteed and collateralized Chase Facility, funding availability under the Tranche B Line will be reduced dollar for dollar by the amount of such borrowings. Letters of credit issued under the Chase Facility do not reduce funding availability under the Tranche "B" Line.


                                    7 of 17

6.   LONG-TERM DEBT

     At May 15, 1998, the Company owed to WESAC approximately $11.8 million for loans made in 1995 and 1996. Under agreements reached between the Company and WESAC in 1996 and 1997, interest due and payable to WESAC had been added to principal. As a result, the balance due WESAC on May 15, 1998 included $8.6 million of principal and $3.2 million of accrued interest.

     Additionally, the Company owed $1.8 million to Silicon Valley Bank ("SVB") under a loan and security agreement originally entered into with SVB in October 1995. The outstanding borrowings under the SVB loan at May 15, 1998 totaled $1.8 million, including $1.7 million of cash borrowings and approximately $100 thousand of restricted cash collateral for outstanding letters of credit.

     As noted above, the WESAC secured debt of approximately $11.8 million was converted to equity at the closing of the Restructuring Plan on May 15, 1998, and the $1.7 million secured loan from SVB was fully paid off from the proceeds of the rights offering. As a result, the Company had $5.8 million of notes payable and total debt, and $3.5 million of stockholders' equity on June 30, 1998. Total borrowings consisted of $1.5 million outstanding under the Tranche A Line, $530 thousand under the Tranche B Line, $2.65 million borrowed under the Chase Facility, and $1.1 million for short-term loans and certain equipment leases. The $2.65 million borrowed under the Chase facility and approximately $600 thousand of short-term loans are reported as Notes Payable.


                                 8 of 17

            Long-term debt consists of the following (in thousands):

                                                                          June 30,              December 31,
                                                                            1998                    1997
                                                                       -------------           --------------
   7.9525% note payable, due in monthly
      installments of $19 to Sanwa Business Credit Corp.
      (principal and interest) through June 2000, secured
      by related lease payments.                                          $  417                  $   516

   Secured term loan from WESAC, bearing interest at
         13.0% and due December, 1999.                                       -                      6,559

   Secured term loan from WESAC, bearing interest at
         13.0% and due December, 1999.                                       -                      2,696

   Secured loan from Silicon Valley Bank, bearing interest
         at 5.5% and due December 1999.                                      -                      1,700

   Secured term loan from WESAC, bearing interest at
         13.0% and due December, 1999.                                       -                      1,801

   Secured term loan Tranche 'A' from Wexford,
         bearing interest at 13.0% and due December 2000                   1,500                      -

   Secured term loan Tranche 'B' from Wexford,
         bearing interest at 13.0% and due December 2000                     530                      -

   Other credit agreements                                                   117                      305
                                                                          ------                  -------
                                                                           2,564                   13,577
   Less current portion                                                     (282)                    (273)
                                                                          ------                  -------
                                                                          $2,282                  $13,304
                                                                          ------                  -------
                                                                          ------                  -------


     The amount due under the secured term loan Tranche B includes $80 thousand of accrued interest as of June 30, 1998.

     The fair value of each of the long-term debt instruments discussed above, as well as the notes payable discussed in Note 5, approximate the carrying amounts based on current market interest rates for similar instruments.

7.   NYSE DELISTING

     As previously reported, the Company had been out of compliance with certain of the New York Stock Exchange ( NYSE) listing standards for some time. The Company met with the NYSE in August 1997 to address these compliance issues and outline the financial restructuring plan completed in May 1998. The NYSE indicated that it would accept for listing the additional shares of common stock which the Company would issue as part of the Restructuring Plan, and listed the newly issued shares in late May 1998.

                                 9 of 17

     On June 30, 1998, the NYSE announced that the Company's common stock would be delisted no later than the market opening on Wednesday, July 15, 1998. The action by the NYSE was taken due to the fact that the Company's net tangible assets, average after-tax income over three years and aggregate market value remained below the Exchange's continued listing criteria.

     On July 15, 1998, the Company's common stock commenced trading on the over the counter (otc) market under the symbol "WALO".

8.   COMMITMENTS AND CONTINGENCIES

     As security for performance and advances on long-term contracts, at June 30, 1998, the Company is contingently liable for approximately $2.5 million under standby letters of credit and bank guarantees, issued by Chase, SVB and London International Mercantile.

     The Company is a defendant in a lawsuit entitled Ernest W. Krause III vs. Duke Energy Corporation, Wahlco, Inc. and DIVERSCO, Inc. d/b/a Spartan Security in the General Court of Justice, Superior Court Division, North Carolina, Guilford County. The suit is a complaint for alleged negligence resulting in wrongful death. The Company's insurance carrier is undertaking the Company's defense.

9.   EARNINGS PER SHARE

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

     Average shares outstanding for the prior periods have been adjusted to reflect the one-for-ten reverse stock split which was effected as part of the capital restructuring plan (see Note 4.)


                                  10 of 17

10.  COMPREHENSIVE INCOME

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

11.  SEGMENT REPORTING

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

THE COMPANY

     The Company operates through several subsidiaries which focus on specific products and/or geographical regions. These entities are coordinated through a common corporate management. Wahlco Engineered Products, Inc. ("WEP, Inc.") designs, manufactures and markets diverters, dampers and expansion joints. Wahlco Engineered Products, Ltd. ("WEP Ltd.") designs, manufactures and sells dampers, diverters and expansion joints. Pentney Engineering Ltd. installs pipework, provides general fabrication, mechanical plant installation and manufactures hydraulic equipment. Teddington Bellows Ltd. designs and manufactures metallic expansion joints.

                                  11 of 17

Wahlco, Inc. designs, manufactures and services equipment to control air pollution, and manufactures and markets heaters and thermocouples. Treste Plant Hire Ltd. rents equipment to the mechanical construction industry.

     On August 5, 1998, the Company and LTG Lufttechnische GmbH (LTG) mutually agreed to terminate the license agreement for the sale and manufacturing of products for the reduction and control of volatile organic compounds. The agreement with LTG was originally signed in November, 1995.

     The Company is 81% owned by Wexford Management LLC, a Connecticut limited liability company.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1998 VS. THREE MONTHS ENDED JUNE 30, 1997

     REVENUES - Revenues of $10.3 million for the second quarter were $3.8 million, or 27%, below revenues of $14.1 million in the second quarter of 1997. Revenues at WEP, Inc. in Maine, primarily from the sale of dampers and diverters, totaled $2.5 million in the second quarter of 1998, down $1.0 million from revenues of $3.5 million reported in the second quarter of 1997. Revenues reported in the second quarter of 1997 at WEP Inc. resulted from a record backlog of $10.5 million at December 31, 1996, whereas the lower revenues in the second quarter of 1998 reflected a more normal backlog of $4.5 million at December 31, 1997. Damper and diverter revenues at WEP Ltd. of $1.6 million in the second quarter of 1998 were $1.9 million below revenues reported in the second quarter of 1997, also due to a decrease in backlog at December 1997, coupled with a slow order pace. Damper and diverter revenues in 1998 at WEP Inc. and WEP Ltd. were negatively impacted by weakness in Southeast Asian markets.

     Revenues from the sale, rental and service of FGC systems and related equipment totaled $3.0 million in the second quarter of 1998, down $1.2 million compared to the second quarter of 1997. Demand for clean air products continues to be weak, which the Company believes is a result of on-going deregulation in the domestic electric utility industry.

     COST OF REVENUES - Cost of revenues totaled $7.6 million for the quarter just ended compared to $11.0 million for the second quarter of 1997, 74% and 78% of revenues, respectively. Cost of revenues decreased in the second quarter of 1998, compared to the second quarter of 1997, in line with the reduction in revenues. Cost of revenues decreased as a percent of revenues in the second quarter of 1998 compared to 1997 due to several significant higher margined FGC system contracts in 1998.

     SELLING, GENERAL AND ADMINISTRATIVE (SG&A) - Second quarter SG&A expense of $3.1 million was $137 thousand above SG&A expense in the second quarter of 1997. The increase in SG&A expense in 1998 over 1997 reflects the impact of low level inflation coupled with costs associated with an expanded installation and service operation in the U.K.


                                  12 of 17

     INCOME TAXES - Due to the absence of deferred tax liabilities, the Company did not book a tax benefit against domestic losses in the second quarter of 1998 and 1997.

     NET LOSS - The 1998 second quarter net loss of $790 thousand compares to a net loss of $390 thousand for the second quarter of 1997. The higher loss was the result of the above mentioned factors.

SIX MONTHS ENDED JUNE 30, 1998 VS. SIX MONTHS ENDED JUNE 30, 1997

     REVENUES - Revenues for the six months ended June 30, 1998 of $19.5 million were $7.3 million, or 27%, below revenues of $26.8 million reported for the same six month period of 1997. Revenues from the sale of dampers and expansion joints at WEP, Inc. in Maine totaled $5.0 million for the six months just ended, down $4.1 million from revenues of $9.2 million reported in the comparable six months of last year. Revenues from the sale and servicing of FGC and related systems totaled $5.1 million during the first six months of 1998, down $1.5 million from revenues of $6.6 million from the sales of these systems in the first half of 1997. Revenues at WEP Limited declined $2.5 million in the six months ended June 30, 1998 compared to the first six months of last year due to the significant effect of the decline in Southeast Asian markets. Revenues at Pentney and Teddington were down due to lower activity in the U.K. market.

     COST OF REVENUES - Cost of revenues for the six months ended June 30, 1998 totaled $14.8 million, representing 76% of revenues, compared to cost of revenues of $21.0 million, representing 78% of revenues for the same period last year. Cost of revenues represented a lower percentage of revenues in 1998 due to higher margined FGC contracts in 1998 compared to 1997 and the absence of several low margined diverter contracts in Southeast Asia in 1998.

     SELLING, GENERAL AND ADMINISTRATIVE (SG&A) - SG&A expense totaled $6.1 million for the six months ended June 30, 1998, up $0.1 million from SG&A expense of $6.0 million for the six months ended June 30, 1997. SG&A expenses for the six months of this year included approximately $0.5 million of expenses related to the expanded installation and service operation in the United Kingdom. Absent these expenses, SG&A expense in the first six months of this year would have totaled $5.6 million, favorable to SG&A expense of $6.0 million for the first six months of last year by approximately $400 thousand. SG&A expenses, and related staffing levels, had been reviewed and reduced to minimum levels by 1997 and the Company has maintained the low level of expenditures into 1998.

     INCOME TAXES - The Company did not book a tax benefit against domestic losses in the first half of 1998 due to the absence of any remaining deferred tax liabilities.

     NET LOSS - The net loss for the six month period in 1998 totaled $2.3 million, $1.3 million worse than the net loss of $1.0 million reported in the same period of 1997. The loss this year was caused by the factors mentioned above.

BACKLOG

     Backlog, defined as work for which the Company has entered into a signed agreement or has received a requisition or purchase order, totaled $13.2 million at June 30, 1998, compared to $19.0 million at June 30, 1997 and $12.4 million at December 31, 1997. Approximately $3.0 million of the backlog at June 30, 1998 is scheduled for delivery after December 31, 1998.


                                  13 of 17

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

LIQUIDITY AND CAPITAL RESOURCES

     The Company had a positive working capital position of $2.4 million at June 30, 1998, compared to working capital of $1.5 million at December 31, 1997.

     The Company has sustained recurring operating losses, and has been dependent on advances from and facilities provided by its parent to fund cash requirements. As a result, the reports of the Company's independent auditors in the 1997 Annual Report on Form 10-K expressed concerns about the Company's ability to continue as a going concern, absent such financial support. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classifications of assets, or the amounts and classification of liabilities that may result from the possible termination of the Wexford funding facilities and the consequent inability of the Company to continue as a going concern.

     The Company believes that the 1998 Credit Agreement and the net cash available from the rights offering will be adequate to fund the Company's operations during 1998. The 1998 Credit Agreement and the Chase Facility have been provided to the Company, however, both are either collateralized or funded by the Wexford funds. The Company believes, assuming it is able to continue to satisfy conditions for borrowing within the 1998 Credit Agreement, Wexford will continue to provide funds under the Agreement.

     Significant changes in the Company's anticipated level of business and other events, such as the continuing decline in international markets and delays in scheduled projects, could substantially increase the Company's cash requirements above those now anticipated, and could affect the Company's ability to comply with conditions of the 1998 Credit Agreement. As a result, there can be no assurance that (i) Wexford will make the loans available under the 1998 Credit Agreement or the Chase Facility, (ii) if the loans are made, they will not be called for repayment, or (iii) the capacity of the 1998 Credit Facility will be sufficient to satisfy the Company's borrowing requirements.

     Therefore, the Company is continuing to seek additional sources of financing, as well as exploring unrelated sources of new equity capital, the sale of assets, and seeking potential business partners, although there can be no assurance that the Company will be successful in doing so or that any such financing or equity capital will be available on acceptable terms.


                                  14 of 17

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

                                  Wahlco Environmental Systems, Inc.
                                  (Registrant)



Date:  August 14, 1998            /s/ C. Stephen Beal
                                  ---------------------------------------
                                  C. Stephen Beal
                                  President and Chief Executive Officer


Date:  August 14, 1998            /s/ A. Noel Dewinter
                                  ---------------------------------------
                                  A. Noel DeWinter
                                  Vice President, Chief Financial Officer


                                  16 of 17

                                    EXHIBIT INDEX

Exhibit
Number                    Description                                  Page
-------                   -----------                                  ----
27.       Financial Data Schedule (EDGAR filing only)                    18


                                  17 of 17