Form 10-Q
period 1998-09-30
WAHLCO ENVIRONMENTAL SYSTEMS INC
filed 1998-11-20
CIK 861184

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934.


                   FOR THE QUARTER ENDED SEPTEMBER 30, 1998

                                      OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934.

                 For the transition period from   -   to   -
                                                -----    -----

                         COMMISSION FILE NUMBER 1-10478
                        WAHLCO ENVIRONMENTAL SYSTEMS, INC.
               (Exact name of registrant as specified in its charter)

        DELAWARE                                           33-0391175
(State or other jurisdiction                       (I.R.S. Identification No.)
of incorporation or organization)


    3600 West Segerstrom Avenue
       Santa Ana, California                                92704
(Address of principal executive offices)                  (Zip Code)


     REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (714) 979-7300


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.   Yes  X  No
                                                     ---    ---

At September 30, 1998, there were 16,323,074 shares of the registrant's common stock outstanding.

                                                                       1 of 18
                                                      Exhibit Index at Page 18

                            PART I. Financial Information


ITEM 1. Financial Statements

                          WAHLCO ENVIRONMENTAL SYSTEMS, INC.
                         CONSOLIDATED STATEMENTS OF OPERATIONS
                         (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                      (UNAUDITED)

                                                                        THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                                           SEPTEMBER 30,                       SEPTEMBER 30,

                                                                       1998            1997                   1998          1997
                                                                       ----            ----                   ----          ----
 REVENUES:
     Product sales                                             $        7,040     $      8,922      $      21,864      $    32,730
     Rental, service and other                                          2,311            1,830              7,027            4,818
                                                               --------------     ------------      -------------      -----------
                                                                        9,351           10,752             28,891           37,548

 COSTS AND EXPENSES:
     Cost of revenues:
        Product sales                                                   5,009            7,250             15,607           26,313
        Rental, service and other                                       2,232            1,444              6,439            3,359
     Selling, general and administrative                                3,092            3,054              9,222            9,023
                                                               --------------     ------------      -------------      -----------
                                                                       10,333           11,748             31,268           38,695
                                                               --------------     ------------      -------------      -----------

 Operating loss                                                          (982)            (996)            (2,377)          (1,147)

 OTHER INCOME (EXPENSE):
     Interest income                                                       70               31                108               79
     Interest expense                                                    (183)            (471)            (1,110)         (1,366)
     Other income (expense)                                                33              (15)                28              (11)
                                                               --------------     ------------      -------------      -----------
                                                                          (80)            (455)              (974)          (1,298)
                                                               --------------     ------------      -------------      -----------
 Net Loss                                                              (1,062)          (1,451)            (3,351)          (2,445)
                                                               --------------     ------------      -------------      -----------

 OTHER COMPREHENSIVE INCOME:
    Foreign currency translation adjustment                                62             (94)                176                6
                                                               --------------     ------------      -------------      -----------
 Comprehensive loss                                            $       (1,000)    $    (1,545)      $      (3,175)     $    (2,439)
                                                               --------------     ------------      -------------      -----------
                                                               --------------     ------------      -------------      -----------


 Basic and diluted loss per common share                       $        (0.07)    $     (0.82)      $       (0.37)     $    (1.38)
                                                               --------------     ------------      -------------      -----------
                                                               --------------     ------------      -------------      -----------

 Weighted average common shares outstanding                            16,323           1,765               9,124            1,765
                                                               --------------     ------------      -------------      -----------
                                                               --------------     ------------      -------------      -----------


              See notes to condensed consolidated financial statements.


                                                               2 of 18

                          WAHLCO ENVIRONMENTAL SYSTEMS, INC.
                        CONDENSED CONSOLIDATED BALANCE SHEETS
                                    (IN THOUSANDS)

                                                                                              SEPTEMBER 30,           December 31,
                                                                                                  1998                   1997
                                                                                                  ----                   ----
                                                                                              (UNAUDITED)
 ASSETS
 CURRENT ASSETS:
       Cash and cash equivalents                                                               $          280       $        1,645
       Restricted cash                                                                                    865                1,219
       Accounts receivable                                                                             10,343               10,322
       Costs and estimated earnings in excess of
          billings on uncompleted contracts                                                             1,373                2,357
       Inventories                                                                                      3,294                2,899
       Other current assets                                                                             1,488                1,149
                                                                                                -------------        -------------
       TOTAL CURRENT ASSETS                                                                            17,643               19,591

 Property, plant and equipment, net                                                                     4,190                4,601
 Other assets                                                                                             863                  999
                                                                                                -------------        -------------
                                                                                               $       22,696       $       25,191
                                                                                                -------------        -------------
                                                                                                -------------        -------------

 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

 CURRENT LIABILITIES:
       Notes payable                                                                           $        3,662       $        2,978
       Accounts payable                                                                                 5,123                6,801
       Accrued payroll and payroll related liabilities                                                  1,258                1,591
       Billings in excess of costs and estimated earnings
          on uncompleted contracts                                                                        763                1,068
       Current portion of long-term debt                                                                  301                  273
       Taxes payable                                                                                      198                  204
       Other accrued liabilities                                                                        4,773                5,202
                                                                                                -------------        -------------
       TOTAL CURRENT LIABILITIES                                                                       16,078               18,117
 Long-term debt                                                                                         1,825               13,304
 Other liabilities                                                                                      2,270                2,118

 Commitments and contingencies

 STOCKHOLDERS' EQUITY (DEFICIT):
       Common stock                                                                                       163                  176
       Capital in excess of par value                                                                 104,914               90,855
       Accumulated deficit                                                                           (100,454)             (97,103)
       Foreign currency translation adjustment
           (and accumulated other comprehensive income)                                                (2,100)              (2,276)
                                                                                                -------------        -------------
       TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                                             2,523               (8,348)
                                                                                                -------------        -------------
                                                                                               $       22,696       $       25,191
                                                                                                -------------        -------------
                                                                                                -------------        -------------

              See notes to condensed consolidated financial statements.

                                                               3 of 18

                          WAHLCO ENVIRONMENTAL SYSTEMS, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (IN THOUSANDS)
                                    (UNAUDITED)


                                                                                              NINE MONTHS ENDED
                                                                                                 SEPTEMBER 30,
                                                                                              1998             1997
                                                                                              ----             ----

 CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                                           $      (3,351)   $      (2,445)
    Adjustments to reconcile net loss to net cash
       used in operating activities:
       Depreciation and amortization                                                             696              947
       Deferred compensation                                                                      89               99
       (Gain) loss on sale of fixed assets                                                        (9)              22
       Changes in operating assets and operating liabilities:
          Accounts receivable                                                                    156            1,906
          Costs and estimated earnings in excess of
             billings on uncompleted contracts                                                 1,034           (1,717)
          Inventories                                                                           (361)             (90)
          Other current assets                                                                  (318)             340
          Accounts payable and accrued liabilities                                            (2,570)            (722)
          Billings in excess of costs and estimated earnings
             on uncompleted contracts                                                           (326)            (575)
          Income taxes payable                                                                    (4)            (114)
                                                                                           ---------         --------
          NET CASH USED IN OPERATING ACTIVITIES                                               (4,964)          (2,349)
                                                                                           ---------         --------
 CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property, plant and equipment                                                   (237)            (382)
    Proceeds from dispositions of property, plant and equipment                                   91               40
    Change in other assets                                                                        52               82
                                                                                           ---------         --------

          NET CASH USED IN INVESTING ACTIVITIES                                                  (94)            (260)
                                                                                           ---------         --------

 CASH FLOWS FROM FINANCING ACTIVITIES:
   Advances from WESAC and the Wexford 1996 Funds                                                  -              999
   Proceeds from rights offering                                                               2,711                -
   Borrowings on notes payable                                                                   684            1,266
   Payments on notes payable                                                                       -             (521)
   Borrowings on long-term debt                                                                    -               55
   Payments on long-term debt                                                                 (2,316)            (168)
   Borrowing on Wexford notes                                                                  2,644                -
                                                                                           ---------         --------
            NET CASH PROVIDED BY FINANCING ACTIVITIES                                          3,723            1,631
                                                                                           ---------         --------
 Effect of exchange rate changes on cash                                                        (384)              89
                                                                                           ---------         --------
 Net decrease in cash and cash equivalents                                                    (1,719)            (889)

 Cash and cash equivalents, beginning of period                                                2,864            2,903
                                                                                           ---------         --------

 Cash and cash equivalents, end of period                                              $       1,145    $       2,014
                                                                                           ---------         --------
                                                                                           ---------         --------
 SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Cash paid for interest                                                             $         431    $         350
                                                                                           ---------         --------
                                                                                           ---------         --------



              See notes to condensed consolidated financial statements.


                                         4 of 18

WAHLCO ENVIRONMENTAL SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.   BASIS OF PRESENTATION

     In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments (consisting principally of normal, recurring adjustments) necessary for a fair presentation of the consolidated financial position of the Company as of September 30, 1998 and the consolidated results of its operations for the three and nine month periods ended September 30, 1998 and 1997. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and footnote information normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Results of operations for interim periods are not necessarily indicative of results to be expected for a full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

     The Company is 81.5% owned by investment partnerships managed by Wexford Management LLC ("Wexford"), a Connecticut limited liability company.

     Certain prior year amounts have been reclassified to conform to the September 30, 1998 presentation. These changes had no impact on previously reported results of operations or stockholders' equity.

2.   INCOME TAXES

     The Company prepares a consolidated Federal income tax return. The Company files separate state and foreign income tax returns. The Company accounts for income taxes under the method prescribed by Statement of Financial Accounting Standards (SFAS) No. 109.

                                         5 of 18

3.   INVENTORIES

     Inventories consist of the following (in thousands):

                                             September 30,       December 31,
                                                 1998                1997
                                              -----------         -----------
                                              (Unaudited)

      Raw materials                                 $    926        $ 1,189
      Work in process                                  2,002          1,441
      Finished goods                                     366            269
                                                     -------        -------
                                                     $ 3,294        $ 2,899
                                                     -------        -------
                                                     -------        -------

4.  CAPITAL RESTRUCTURING PLAN

On May 15, 1998, the Company completed the financial restructuring plan (the "Restructuring Plan") described in the Company's Prospectus dated February 4, 1998 and the Prospectus Supplement dated March 24, 1998. The plan included a rights offering, a one-for-ten reverse stock split, and the conversion to equity of approximately $11.8 million of debt owed by the Company to WESAC, an affiliate of Wexford.

The rights offering raised $2.7 million, of which $500 thousand was used to pay expenses associated with the offering and $1.8 million was used to terminate the Silicon Valley Bank facility (see Note 6.).

At the close of the rights offering on May 15, 1998, the Company effected a one-for-ten reverse stock split.

At May 15, 1998, the Company owed WESAC approximately $11.8 million for obligations of 1995 and 1996. As part of the Restructuring Plan, and after the reverse stock split, the $11.8 million of debt was converted into approximately 11.8 million shares of the Company's common stock at the rate of one share of post-split common stock for each $1.00 of converted debt.

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


                                     6 of 18

5.  LIQUIDITY AND LINES OF CREDIT

As part of the Restructuring Plan, Wexford, as agent for the Wexford 1995 Funds and the Wexford 1996 Funds (the "two funds"), agreed, pursuant to an Amended and Restated Credit Agreement dated January 30, 1998 (the "1998 Credit Agreement"), to make available to the Company, until the closing of the rights offering, a line of credit of up to $3.0 million (the "Tranche A Line"). Borrowings under the Tranche A Line totaled $1.5 million as of September 30, 1998.

At the closing of the rights offering on May 15, 1998, the two funds, under the 1998 Credit Agreement, made available to the Company a new line of credit of up to $2.5 million (the "Tranche B Line"). There were no borrowings under the Tranche B line at September 30, 1998, but borrowing availability under the Tranche B Line totaled $2.3 million (see below).

All loans pursuant to the 1998 Credit Agreement are secured by a first priority lien on all the assets of the Company, bear interest at the rate of 13% per annum and have a maturity date of December 31, 2000.

As of September 30, 1998, the Company owed approximately $121 thousand of interest on borrowings made under the 1998 Credit Agreement. Per a letter agreement dated August 11, 1998, this amount has been added to the principal balance of the Tranche A loan (See Note 6).

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

On September 30, 1998, the Chase Facility had a funding capacity of approximately $2.85 million and the Company's total cash borrowings under the Chase Facility totaled $2.85 million. There were no letters of credit issued and outstanding under the Chase Facility on September 30, 1998. Before making each loan or issuing each letter of credit, Chase advises the Company of the terms applicable to such loan or letter of credit. The current Chase borrowings are reported as notes payable and bear interest at an average annual rate of 9.5%.

The Company borrowed $200 thousand under the Chase facility subsequent to the completion of the restructuring plan in May, 1998. Under terms of the 1998 Credit Agreement, any amounts borrowed on the Chase facility, after the restructuring, reduce funding availability under the Tranche B Line dollar
for dollar by any amounts borrowed.   Letters of credit issued under the
Chase Facility do not reduce funding availability under the Tranche B Line.

6.   LONG-TERM DEBT

At May 15, 1998, the Company owed to WESAC approximately $11.8 million for loans made in 1995 and 1996. Under agreements reached between the Company and WESAC in 1996 and 1997, interest due and payable to WESAC had been added to principal. As a result, the balance due WESAC on May 15, 1998 included $8.6 million of principal and $3.2 million of accrued

                                     7 of 18
interest.

Additionally, the Company owed $1.8 million to Silicon Valley Bank ("SVB") under a loan and security agreement originally entered into with SVB in October 1995. The outstanding exposure under the SVB loan at May 15, 1998 totaled $1.8 million, including $1.7 million of cash borrowings and approximately $100 thousand of restricted cash collateral for outstanding letters of credit.

As noted above, the WESAC secured debt of approximately $11.8 million was converted to equity at the closing of the Restructuring Plan on May 15, 1998, and the $1.8 million secured exposure to SVB was terminated from the proceeds of the rights offering. As a result, the Company had $5.8 million of notes payable and total debt, and $2.8 million of stockholders' equity on September 30, 1998. Total borrowings consisted of $1.6 million outstanding under the Tranche A Line, $2.85 million borrowed under the Chase Facility, and $1.3 million for short-term loans and certain equipment leases. The $2.85 million borrowed under the Chase facility and approximately $800 thousand of short-term loans are reported as Notes Payable.

                                     8 of 18

               Long-term debt consists of the following (in thousands):

                                                   September     December 31,
                                                    30, 1998        1997
                                                  -----------    ------------

      7.9525% note payable, due in monthly
         installments of $19 to Sanwa Business
         Credit Corp. (principal and interest)
         through June 2000, secured
         by related lease payments.                $       366   $         516

      Secured term loan from WESAC, bearing
         interest at 13.0% and due
         December, 1999.                                      -           6,559

      Secured term loan from WESAC, bearing
         interest at 13.0% and due
         December, 1999.                                      -           2,696

      Secured loan from Silicon Valley Bank,
         bearing interest at 5.5%
         and due December, 1999.                              -           1,700

      Secured term loan from WESAC, bearing
         interest at 13.0%
         and due December, 1999.                              -           1,801

     Secured term loan Tranche 'A' from Wexford
         managed funds, bearing interest at 13.0%
         and due December 2000                            1,621              -


      Other credit agreements                               139            305
                                                    -----------    ------------
                                                          2,126         13,577
      Less current portion                                 (301)          (273)
                                                    -----------    ------------
                                                   $      1,825  $      13,304
                                                    -----------    ------------
                                                    -----------    ------------

The amount due under the secured term loan Tranche A includes $121 thousand of accrued interest as of September 30, 1998.

The fair value of each of the long-term debt instruments discussed above, as well as the notes payable discussed in Note 5, approximate the carrying amounts based on current market interest rates for similar instruments.

7.  NYSE DELISTING

As previously reported, on June 30, 1998, the NYSE announced that the Company's common stock would be delisted no later than the market opening on Wednesday, July 15, 1998. The action by the NYSE was taken due to the fact that the Company's net tangible assets, average after-tax income over three years and aggregate market value remained below the Exchange's continued listing criteria.


                                     9 of 18

On July 15, 1998, the Company's common stock commenced trading on the over the counter (otc) market under the symbol "WALO".

8.   COMMITMENTS AND CONTINGENCIES

As security for performance and advances on long-term contracts, at September 30, 1998, the Company is contingently liable for approximately $3.0 million under standby letters of credit and bank guarantees.

The Company is a defendant in a lawsuit entitled Ernest W. Krause III vs. Duke Energy Corporation, Wahlco, Inc. and DIVERSCO, Inc. d/b/a Spartan Security in the General Court of Justice, Superior Court Division, North Carolina, Guilford County. The suit is a complaint for alleged negligence resulting in wrongful death. The Company's insurance carrier is undertaking the Company's defense. The Company does not believe that any settlement will have a material effect on earnings.

9.  EARNINGS PER SHARE

In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings Per Share," which was adopted by the Company on December 31, 1997. SFAS 128 superseded APB Opinion No. 15, which had governed the calculation and presentation of earnings per share for many years. Under SFAS 128 the Company is required to change the method used to compute earnings per share and to restate all prior periods presented.

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


                                     10 of 18

10.  COMPREHENSIVE INCOME

Effective for fiscal periods beginning after December 15, 1997, SFAS No. 130 Reporting Comprehensive Income" requires that comprehensive income and its components be reported. Comprehensive income is a broad concept of an enterprise's financial performance, in that it includes all changes in equity during a period from transactions and events from non-owner sources. The Company has initially adopted SFAS No. 130 effective January 1, 1998. Adoption of SFAS No. 130 required a reclassification of comparative financial statements provided for earlier periods.

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


                                     11 of 18

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

THE COMPANY

The Company operates through several subsidiaries which focus on specific products and/or geographical regions. These entities are coordinated through a common corporate management. Wahlco Engineered Products, Inc. ("WEP, Inc.") designs, manufactures and markets diverters, dampers and expansion joints. Wahlco Engineered Products, Ltd. ("WEP Ltd.") designs, manufactures and sells dampers, diverters, and expansion joints. Pentney Engineering Ltd., installs pipework, provides general fabrication, mechanical plant installation and manufactures hydraulic equipment. Teddington Bellows Ltd. designs and manufactures metallic expansion joints. Wahlco, Inc. designs, manufactures and services equipment to control air pollution, and manufactures and markets heaters and thermocouples. Treste Plant Hire Ltd. rents equipment to the mechanical construction industry.

On August 5, 1998, the Company and LTG Lufttechnische GmbH (LTG) mutually agreed to terminate the license agreement for the sale and manufacturing of products for the reduction and control of volatile organic compounds. The agreement with LTG was originally signed in November, 1995.

The Company is 81.5% owned by investment partnerships managed by Wexford Management LLC ("Wexford"), a Connecticut limited liability company.

                                     12 of 18

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1998 VS. THREE MONTHS ENDED SEPTEMBER 30, 1997

REVENUES - Revenues of $9.4 million for the third quarter were $1.4 million, or 14%, below revenues of $10.8 million in the third quarter of 1997. Revenues at WEP Ltd., primarily dampers and diverters, totaled $0.8 million in the third quarter of 1998, down $1.1 million from revenues reported in the third quarter of 1997. This reflects the impact on this product line of the economic slowdown in Southeast Asia. Revenues at Pentney and Teddington in the third quarter were down $0.2 million and $0.1 million, respectively, from revenues reported in the third quarter of 1997, due to lower order activity in the U. K. WEP Inc. reported revenues of $3.0 million in the third quarter of 1998, essentially unchanged from revenues in the comparable quarter.

Revenues from the sale, rental and service of FGC systems and related equipment totaled $2.2 million in the third quarter of 1998, down $0.2 million compared to the third quarter of 1997. Demand for clean air products continues to be weak, which the Company believes is a result of on-going deregulation in the domestic electric utility industry.

COST OF REVENUES - Cost of revenues totaled $7.2 million for the quarter just ended compared to $8.7 million for the third quarter of 1997, 77% and 81% of revenues, respectively. Cost of revenues decreased in the third quarter of 1998, compared to the third quarter of 1997, in line with the reduction in revenues. Cost of revenues decreased as a percent of revenues in the third quarter of 1998 compared to 1997 due to improved profit margins on several FGC system contracts.

SELLING, GENERAL AND ADMINISTRATIVE (SG&A) - Third quarter SG&A expense of $3.1 million was essentially unchanged from SG&A expense in the third quarter of 1997. SG&A expenses in the third quarter of 1998 included $300 thousand of additional reserve for tollgate taxes and $220 thousand of costs related to a service and installation operation in the U.K., which is now discontinued. Absent these expenses, SG&A expenses in the third quarter would have been $2.6 million. The decrease in SG&A expense in 1998 over 1997 reflects the impact of cost reduction programs implemented over the past year.

INTEREST EXPENSE - third quarter interest expense totaled $183 thousand, down from interest expense of $471 thousand reported in the third quarter of 1997. The decline in interest expense is primarily due to the elimination of interest costs on the approximately $11.8 million of debt, owed by the Company to WESAC, which was converted to equity as part of the Restructuring Plan. (See Note 4).

INCOME TAXES - Due to the existence of net operating losses, the Company has not recorded an income tax provision in the accompanying financial statements. In addition, the Company has established a 100 percent valuation allowance against deferred tax assets (consisting principally of net operating loss carryforwards). These operating losses expire on various dates through 2013.

NET LOSS - The 1998 third quarter net loss of $1.1 million compares to a net loss of $1.5 million for the third quarter of 1997. The reduced loss was the result of the above mentioned factors.

                                     13 of 18

NINE MONTHS ENDED SEPTEMBER 30, 1998 VS. NINE MONTHS ENDED SEPTEMBER 30, 1997

REVENUES - Revenues for the nine months ended September 30, 1998 of $28.9 million were $8.6 million, or 23%, below revenues of $37.5 million reported for the same nine month period of 1997. Revenues from the sale of dampers and expansion joints at WEP, Inc. in Maine totaled $8.1 million for the nine months just ended, down $4.1 million from revenues of $12.2 million reported in the comparable nine months of last year. Revenues at WEP, Inc. in 1997 benefitted from a $10.5 million backlog at December 31, 1996. Backlog at December 31, 1997 declined to $4.5 million, reflecting a low order replacement rate at WEP, Inc. in 1998. Revenues at WEP Limited declined $2.2 million in the nine months ended September 30, 1998 compared to the first nine months of last year. Activity at WEP, Inc. and WEP Limited declined as a result of the weakness in Southeast Asian markets. Revenues from the sale and servicing of FGC and related systems totaled $7.3 million during the first nine months of 1998, down $1.7 million from revenues of $9.0 million from the sales of these systems in the first half of 1997. Demand continues to be weak for the Company's air pollution control products. Revenues at Pentney and Teddington were down due to lower activity in the U.K. market.

COST OF REVENUES - Cost of revenues for the nine months ended September 30, 1998 totaled $22.0 million, representing 76% of revenues, compared to cost of revenues of $29.7 million, representing 79% of revenues for the same period last year. Cost of revenues represented a lower percentage of revenues in 1998 due to sales of products with higher margins, particularly FGC Systems, in 1998 than those sold in 1997.

SELLING, GENERAL AND ADMINISTRATIVE (SG&A) - SG&A expense totaled $9.2 million for the nine months ended September 30, 1998, up $0.2 million from SG&A expense of $9.0 million for the nine months ended September 30, 1997. SG&A expenses for the first nine months of this year included approximately $0.6 million of expenses related to the operations and wind-down of an installation and service operation in the United Kingdom and $0.3 million for additional tollgate tax reserves. Absent these expenses, SG&A expense in the first nine months of this year would have totaled $8.3 million, favorable to SG&A expense of $9.0 million for the first nine months of last year by approximately $0.7 million. SG&A expenses, and related staffing levels, continue to be reviewed and reduced.

INTEREST EXPENSE - interest expense totaled $1.1 million for the nine months ended September 1998, down from interest expense of $1.4 million reported in the comparable nine months of 1997. The decline in interest expense is primarily due to the elimination of interest costs on the approximately $11.8 million of debt which was converted to equity as part of the Restructuring Plan. (See Note 4).

INCOME TAXES - Due to the existence of net operating losses, the Company has not recorded an income tax provision in the accompanying financial statements. In addition, the Company has established a 100 percent valuation allowance against deferred tax assets (consisting principally of net operating loss carryforwards). These operating losses expire on various dates through 2013.

NET LOSS - The net loss for the nine month period in 1998 totaled $3.4 million, $0.9 million worse than the net loss of $2.5 million reported in the same period of 1997. The loss this year was caused by the factors mentioned above.

BACKLOG

Backlog, defined as work for which the Company has entered into a signed agreement or has received a requisition or purchase order, totaled $10.9 million at September 30, 1998, compared to $17.7 million at September 30, 1997 and $12.4 million at December 31, 1997. Approximately $3.4 million of the backlog at September 30, 1998 is scheduled for delivery after December 31, 1998.

                                     14 of 18

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

The Company continues to assess the impact of the year 2000 issue on its operations, and has received assurances from the vendors of the licensed operational and accounting software that all date-sensitive issues related to the year 2000 conversions have been resolved. The Company has identified the programming changes which are required to configure its proprietary software and has implemented a corporate-wide corrective program.

Based upon representations from the vendors of the Company's licensed software, the Company believes it will be able to achieve year 2000 compliance with regard to its operational programs. Regarding the proprietary software installations, the required programming and software modifications have been identified and the Company is taking steps to implement a compliance program. A schedule is in place to achieve compliance with the remaining systems by the year 2000 deadline. The Company is also communicating with suppliers, financial institutions and others to coordinate year 2000 conversions.

Based on present information, the Company believes that it will be able to achieve year 2000 compliance through a combination of modifying certain existing programs and systems and the replacement of other programs with new systems that are already compliant.

The Company expects that expenses and capital expenditures associated with achieving year 2000 compliance will not have a material effect on its financial statements in 1998 and 1999. However, there can be no guarantee that full compliance will be achieved and actual results could differ materially from those planned.

SUBSEQUENT EVENT

On November 9, 1998, the Company entered into an Agreement and Plan of Merger with Thermatrix Inc., (NASDAQ: TMXT) which provides for Wahlco to become a wholly-owned subsidiary of Thermatrix, subject to shareholder approval. Shareholders holding more than 83% of the shares have agreed to vote their shares for the merger at a meeting of shareholders to be held for that purpose.

Under the terms of the merger agreement, shareholders will receive an initial payment of approximately $1.6 million, or $0.09 per share. In addition, shareholders will be entitled to further consideration of up to $2 million depending on the resolution of certain transactions. The merger agreement also provides that at the closing, Thermatrix will replace debt and debt guarantees that have been provided to the Company by certain investment partnerships managed by Wexford Management LLC.

Pursuant to the terms of the merger agreement, the Board of Directors of the Company has elected John Schofield, President and Chief Executive Officer of Thermatrix, a director of the Company and a member of the Executive Committee of the Board of Directors. Also pursuant to the merger agreement, the Board has given the Executive Committee, which consists of Messrs. Beal, Plaumann and Schofield, the authority to approve or disapprove borrowings by the Company during the period prior to the closing and the authority to conduct the day-to-day operations of the Company subject to normal Board supervision. It is anticipated that the merger will be completed by the end of 1998 based on a special shareholders meeting to approve the merger expected to be held in December.

LIQUIDITY AND CAPITAL RESOURCES

The Company had a working capital position of $1.6 million at September 30, 1998, compared to working capital of $1.5 million at December 31, 1997.

The Company has sustained recurring operating losses, and has been dependent on advances from and facilities provided by Wexford to fund cash requirements. As a result, the report of the Company's independent auditors in the 1997 Annual Report on Form 10-K expressed concerns about the Company's ability to continue as a going concern, absent such financial support. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classifications of assets, or the amounts and classification of liabilities that may result from the possible termination of funding facilities and the consequent inability of the Company to continue as a going concern.

In order to fund its operations, the Company would either have to continue to borrow money or eliminate its cash flow deficits. The Merger Agreement permits either or both of Wexford and Thermatrix to make loans to the Company during the period prior to the closing of the merger. However, neither Wexford nor Thermatrix is obligated to advance any such loans.The Merger Agreement also provides that any loans provided by Wexford that are approved by the Executive Committee will be refinanced by Thermatrix at the closing of the merger. The Merger Agreement also provides that any loans provided by Wexford during this period in excess of $200 thousand per month, or in excess of $500 thousand in the aggregate, would cause an equivalent reduction in the purchase price payable to the shareholders by Thermatrix under the Merger Agreement. If loan capital is not available, the Company would have to eliminate operating cash flow deficits in order to meet its obligations as they become due. The Company continues to make efforts to reduce its cash flow deficits by improving the collection of accounts receivable and exploring cost-cutting measures, but there is no assurance such measures will be successful. However, if the Company remains independent, management believes that it will need to obtain a consistent source of financing.

                                     15 of 18

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

                                   Wahlco Environmental Systems, Inc.
                                   (Registrant)



Date:     November 19, 1998   /s/ C. Stephen Beal
                              -------------------
                              C. Stephen Beal
                              President and Chief Executive Officer

Date:     November 19, 1998   /s/ A. Noel DeWinter
                              --------------------
                              A. Noel DeWinter
                              Vice President, Chief Financial Officer


                                     17 of 18

                                    EXHIBIT INDEX


EXHIBIT
NUMBER                        DESCRIPTION                              PAGE


27.            Financial Data Schedule (EDGAR filing only)               19


                                     18 of 18